Form 10QSB
period 1995-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1995-11-13
CIK 317331

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-10273


                       CONSOLIDATED CAPITAL PROPERTIES III
        (Exact name of small business issuer as specified in its charter)


         California                                           94-2653686
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (803) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                     CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except for unit data)


                              September 30, 1995

 Assets
   Cash and cash equivalents                                         $ 4,720
   Securities available for sale                                           9
   Prepaid and other assets                                              586
   Investment properties:
      Land                                              $  1,828
      Buildings and related personal property             16,552
                                                          18,380
      Less accumulated depreciation                      (12,502)      5,878

                                                                     $11,193

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable and accrued expenses                              $  760
   Notes and interest payable                                          6,742

 Partners' Capital (Deficit)
   General partner                                      $ (1,918)
   Limited partners (158,636 units
      and outstanding)                                     5,609       3,691

                                                                     $11,193

[CAPTION]

           See Accompanying Notes to Consolidated Financial Statements

  b)                   CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                          Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                          1995        1994        1995        1994
Revenues:
    Rental income                        $1,085      $1,097      $3,167     $ 4,873
    Interest and dividend income             64          80         241         240
       Total revenues                     1,149       1,177       3,408       5,113
 Expenses:
    Property operations                     716         966       2,019       3,387
    Depreciation and amortization           281         290         834       1,332
    Interest                                197         257         622       1,395
    Administrative                          156         101         527         343
       Total expenses                     1,350       1,614       4,002       6,457

 Loss from operations                      (201)       (437)       (594)     (1,344)
 Gain on sale of real estate (Note G)        --       1,395          --       6,624
 Gain on disposition of real estate
    (Note H)                                             --                   6,964
 Loss on repayment of notes payable
    (Note I)                                (99)       (222)        (99)       (222)
 Other income (Note C)                       --          --          --          73
 (Loss) income before extraordinary
    item                                   (300)        736        (693)     12,095
 Extraordinary item (Note H)                 --          --          --       1,769

    Net (loss) income                    $ (300)     $  736      $ (693)    $13,864

 Net (loss) income allocated to
    general partners (4%)                $  (12)     $   29      $  (28)    $   555
 Net (loss) income allocated to
    limited partners (96%)                 (288)        707        (665)     13,309

 Net (loss) income                       $ (300)     $  736      $ (693)    $13,864

 Net (loss) income per weighted
    average limited partnership unit:
    (Loss) income before extraordinary
       item                              $(1.82)      $4.45      $(4.19)   $  73.14
    Extraordinary item                       --          --          --       10.70

    Net (loss) income                    $(1.82)     $ 4.45      $(4.19)   $  83.84

[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                     CONSOLIDATED CAPITAL PROPERTIES III


        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General       Limited
                                       Units      Partners       Partners       Total
 Original capital contributions       158,945      $     1        $79,473      $79,474
 Partners' capital (deficit) at
    December 31, 1994                 158,636      $(1,890)       $ 7,702      $ 5,812
 Net loss for the nine months
    ended September 30, 1995               --          (28)          (665)        (693)
 Distributions paid                        --           --         (1,428)      (1,428)
 Partners' capital (deficit)
    at September 30, 1995             158,636      $(1,918)       $ 5,609      $ 3,691

[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                     CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                             Nine Months Ended
                                                                September 30,
                                                            1995            1994
 Cash flows from operating activities:
    Net (loss) income                                    $   (693)        $13,864
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Gain on sale of real estate                             --          (6,624)
       Gain on disposition of real estate                      --          (6,964)
       Loss on repayment of notes payable                      99             222
       Extraordinary item                                      --          (1,769)
       Depreciation and amortization of discounts,
        loan costs and lease commissions                      874           1,406
       Change in accounts:
        Prepaids and other assets                             (62)            326
        Accounts payable and accrued expenses                 324              15
        Note interest payable                                  52            (138)

            Net cash provided by operating activities         594             338

 Cash flows from investing activities:
    Property improvements and replacements                   (176)           (177)
    Purchase of securities available for sale             (15,273)         (3,266)
    Proceeds from sale of securities available
       for sale                                            18,292           1,969
    Collection of note receivable                           2,316              --
    Proceeds from sale of real estate                          --           4,310

            Net cash provided by investing activities       5,159           2,836

 Cash flows from financing activities:
    Payments on notes payable                                (167)           (259)
    Repayment of notes payable                             (1,592)         (2,577)
    Partners' distributions                                (1,428)             --

            Net cash used in financing activities          (3,187)         (2,836)

 Net increase in cash and cash equivalents                  2,566             338

 Cash and cash equivalents at beginning of period           2,154           1,663

 Cash and cash equivalents at end of period              $  4,720         $ 2,001

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $    530         $ 1,460

[FN]

           See Accompanying Notes to Consolidated Financial Statements


e)                     CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Consolidated Capital Properties III (the "Partnership").

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Consolidation

   The Partnership's financial statements include the accounts of Sturbridge Partners, Ltd., ConCap Mountain Plaza Associates, Ltd., CCP III Associates, Ltd. and ConCap Village Green Associates, Ltd., four wholly-owned limited partnerships. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

   Cash and cash equivalents for purposes of reporting cash flows include cash on hand, demand deposits and money market funds, and U.S. Treasury Bills with original maturities of three months or less.

Net Loss Per Weighted Average Limited Partnership Unit

   Net loss per weighted average Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 158,636 and 158,755 for the nine months ended September 30, 1995 and 1994, respectively.

Note B - Related Party Transactions

   The Partnership has paid the property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the nine months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues were paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for four additional Partnership properties in January 1994. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to Insignia and affiliates for the nine months ended September 30, 1995, and fees paid to PSI and Coventry for the nine months ended September 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                   For the Nine Months Ended
                                                         September 30,
                                                   1995                 1994
                                                         (in thousands)

 Property management fees                          $166                $136

   The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:

                                                   For the Nine Months Ended
                                                         September 30,
                                                    1995               1994
                                                         (in thousands)

 Reimbursement for services of affiliates          $234               $175

   In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 1,168 shares of Southmark Corporation Redeemable Series A Preferred Stock and 8,545 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $9,000 and $64,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Note D - Commitment

   The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale totalling approximately $4.7 million at September 30, 1995, exceeded the Partnership's reserve requirement of approximately $3.7 million.

Note E - Distributions

   In January of 1995, the General Partner declared and paid distributions of Surplus Funds, as defined in the partnership agreement, totalling approximately $1.4 million or $9.00 per Unit to the Limited Partners.

Note F - Collection of Note Receivable

   In October of 1988, the Partnership accepted a $2.1 million note receivable in connection with the sale of the Columns of Castleton Apartments. In March of 1995, the Partnership received the outstanding principal balance of approximately $2.3 million, which represented the original principal balance, plus unpaid interest, in payment of the borrower's liability under the note agreement.

Note G - Sale of Real Estate

   In August 1994, the Partnership sold the Mission Village Apartments for net sales proceeds of approximately $1.6 million, after closing costs and repayment of approximately $485,000 of related mortgage debt. The Partnership realized a gain of approximately $1.4 million on the sale during the third quarter of 1994.


Note G - Sale of Real Estate - continued

   In June 1994, the Cascadian Apartments was sold for net sales proceeds of approximately $2.7 million after repayment of $4.3 million of related mortgage debt. The Partnership recognized a gain of approximately $5.2 million on the sale.

   The two sales transactions are summarized as follows (amounts in thousands):

    Sales Value:
     Cash proceeds received                           $ 4,310
     Debt discharged (a)                                4,647
         Total sales value                              8,957
    Net real estate (b)                                (2,239)
    Net other liabilities                                 (94)
     Gain on sale of real estate                      $ 6,624

     (a)    Amount is net of unamortized mortgage discount.
     (b) Real estate at cost, net of accumulated depreciation of approximately $6.1 million.

Note H - Disposition of Real Estate

   In November 1989, the Partnership ceased making debt service payments on the U.S. Department of Housing and Urban Development ("HUD") financed loan secured by the Sturbridge Square Apartments because cash flow from property operations did not support these scheduled payments, and in the General Partner's opinion, the property was leveraged in excess of its economic value. The General Partner informed HUD that it would cooperate with HUD's planned sale of the property, and in June 1994, the property was foreclosed upon by HUD. The Partnership recognized a gain of approximately $7 million on the disposition of the real estate and an extraordinary gain of approximately $1.8 million on extinguishment of the related debt.


Note H - Disposition of Real Estate - continued

   The following noncash investing and financing amounts (in thousands) were recorded in the consolidated financial statements at September 30, 1994:




     Net real estate (a)                              $(1,862)
     Net other assets                                       1
                                                       (1,861)
     Debt discharged (b)                               10,594
     Net gain on foreclosure                          $ 8,733

     Gain on disposition of real estate (c)             6,964
     Extraordinary gain on extinguishment
         of debt (d)                                    1,769
     Net gain on foreclosure                          $ 8,733

    (a) Amount is net of accumulated depreciation of approximately $6.6 million.
    (b)     Amount includes accrued interest.
    (c) The gain on disposition of real estate represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition. The gain is included in "Gain on disposition of real estate" in the accompanying consolidated financial statements.
    (d) The gain on extinguishment of debt represents the difference between the estimated fair value of the property at foreclosure and the amount of debt, including accrued interest, extinguished. The gain is reflected as an extraordinary item in the accompanying consolidated financial statements.

Note I - Repayment of Notes Payable

   At December 31, 1994, the Partnership was obligated under two mortgage notes payable aggregating $963,000, net of a $119,000 mortgage discount, secured by the Professional Plaza Office Building. The $734,000 first lien note, with an original maturity of April 1996, and the $301,000 second lien note, with an original maturity of November 2000, were paid off in August 1995, in an effort to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $99,000 on the transactions, related to non-cash expenses to amortize the remaining mortgage discounts associated with the retired notes.

Note I - Repayment of Notes Payable - continued

  At December 31, 1994, the Partnership was obligated under a mortgage note payable in the amount of $615,000 secured by the Village Green Apartments. The $557,000 first lien note, with an original maturity of May 1997, was paid off in August 1995, in an effort to retire debt with interest rates higher than the current market rate. No gain or loss was realized on this transaction.

   At December 31, 1993, the Partnership was obligated under a $1.3 million wraparound mortgage note secured by the Mission Village Apartments. The $758,000 underlying first lien, originally maturing in July 1993, was extended for 12 months in exchange for a principal payment of $100,000, and was repaid in conjunction with the sale of the property noted in Note G. The Partnership realized a loss of $222,000 on the note pay-off resulting from a non-cash expense to amortize the remaining mortgage discount associated with that portion of the retired debt.

   At December 31, 1993, the Partnership was obligated under two mortgage notes payable aggregating $2.5 million secured by The Village Green Apartments. One of the notes, a $1.8 million second lien, was paid at par value at its maturity in August 1994. No gain or loss was realized on the transaction.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                       Average
                                                      Occupancy

                                                  1995         1994

 Mountain Plaza Apartments
    El Paso, TX                                    77%          88%
 Professional Plaza Office Building
    Salt Lake City, UT                             96%          95%
 Ventura Landing Apartments
    Orlando, FL                                    91%          87%
 Village Green Apartments
    Altamonte Springs, FL                          92%          93%
 West Chase Apartments
    Lexington, Ky                                  90%          89%

   The decrease in occupancy at Mountain Plaza Apartments is due to increased competition in the El Paso Market. The increase in occupancy at Ventura Landing Apartments is due to the improved image of the property resulting from upgrading the tenant population.

   The Partnership realized a net loss from operations of $594,000 for the nine months ended September 30, 1995, compared to a net loss from operations of $1,344,000 for the nine months ended September 30, 1994. For the three months ended September 30, 1995, the Partnership realized a net loss from operations of $201,000 compared to a net loss from operations of $437,000 for the three months ended September 30, 1994. The decreased net loss is due primarily to the sale of the Cascadian and Mission Village Apartment properties and the foreclosure of the Sturbridge Square Apartment property in the second quarter of 1994.

   Rental income decreased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due primarily to the property sales and foreclosure mentioned above. Lost revenues from foreclosed and sold properties represented 99% of the total decrease in rental income for the nine months ended September 30, 1995.

   Property operations, depreciation and amortization and interest expense decreased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due primarily to the disposition of Cascadian, Mission Village and Sturbridge Square Apartments in the second quarter of 1994. The decrease in interest expense was also impacted by the retirement of notes payable secured by the Professional Plaza Office Building and the Village Green Apartments in August 1995 (See Note I to the Consolidated Financial Statements in Item 1). Administrative expenses increased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due to increased legal, printing and postage costs associated with the Partnership's required responses to various tender offers (See Part II Item 1. "Legal Proceedings"). The increase in administrative expenses was also affected by increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas office amounted to approximately $142,000 during the nine months ended September 30, 1995.

   The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

   At December 31, 1994, the Partnership was obligated under two mortgage notes payable aggregating $963,000, net of a $119,000 mortgage discount, secured by the Professional Plaza Office Building. The $734,000 first lien note, with an original maturity of April 1996, and the $301,000 second lien note, with an original maturity of November 2000, were paid off in August 1995, in an effort to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $99,000 on the transactions, related to non-cash expenses to amortize the remaining mortgage discounts associated with the retired notes.

   At December 31, 1994, the Partnership was obligated under a mortgage note payable in the amount of $615,000 secured by the Village Green Apartments. The $557,000 first lien note, with an original maturity of May 1997, was paid off in August 1995, in an effort to retire debt with interest rates higher than the current market rate. No gain or loss was realized on this transaction.

    In June of 1994, the Cascadian Apartments was sold for net sales proceeds of approximately $2,722,000 after repayment of $4,282,000 of related mortgage debt, which resulted in a gain of $5,229,000 for the nine months ended September 30, 1994 (See Note G to the Consolidated Financial Statements in Item 1). Also in June of 1994, HUD foreclosed upon the Sturbridge Square Apartments which resulted in a gain of $6,964,000 on the disposition of the real estate and an extraordinary gain of $1,769,000 on the extinguishment of the related debt (See Note H to the Consolidated Financial Statements in Item 1).

   At December 31, 1993, the Partnership was obligated under a $1.3 million wraparound mortgage note secured by the Mission Village Apartments. The $758,000 underlying first lien was repaid in July 1994. In August 1994, the Partnership sold the Mission Village apartments for net sales proceeds of approximately $1.6 million, after closing costs and repayment of approximately $485,000 of related mortgage debt. The Partnership recognized a gain of approximately $1.4 million on the sale during the third quarter of 1994 (See Note G to the Consolidated Financial Statements in Item 1).

   Other income realized in the nine months ended September 30, 1994, is due to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note C to the Consolidated Financial Statements in Item 1).

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   As of September 30, 1995, the Partnership held cash and cash equivalents of
$4,720,000 compared to $2,001,000 at September 30, 1994.   Net cash provided by
operating activities increased primarily due to the absence of negative cash flows from the properties disposed of in 1994, as mentioned above. Net cash provided by investing activities increased due to increased sales proceeds from securities and the collection of the Columns of Castleton note receivable in March of 1995 (See Note F to the Consolidated Financial Statements in Item 1). The current year increase in cash provided by investing activities was partially offset by the receipt of non-recurring proceeds from the sale of Cascadian Apartments and Mission Village Apartments in 1994 (See Note G to the Consolidated Financial Statements in Item 1). Net cash used in financing activities increased due to the Partners' distribution in January of 1995 (See Note E to the Consolidated Financial Statements in Item 1).

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $6.7 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the first nine months of 1995, distributions in the amount of $1,428,000 were declared and paid. No cash distributions were made in 1994.

   On January 20, 1995, an affiliate of the General Partner, Insignia CCP III Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $50.00 per Unit from Limited Partners of record as of December 15, 1994. Approximately 2,260 Limited Partners holding 36,882 Units (23.24% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP III Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $1.8 million.



                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

   In November 1994, Robert Lewis filed an alleged class action in the United States District Court for the Northern District of California seeking declaratory and injunctive relief but not monetary damages in connection with a tender offer by LP 4 Acceptance Corporation for limited partnership units of the Partnership. The complaint named ConCap Equities, Inc., the general partner of the Partnership, LP 4 Acceptance Corporation and one other party as defendants. The tender offer was terminated in December 1994. In January 1995, the Plaintiff amended the complaint to add Insignia, MAE, and MAE-ICC, Inc. as additional defendants in connection with a new tender offer commenced by Insignia CCP III Acquisition L.L.C. but the added defendants were not properly served. The tender offer closed on January 20, 1995, and the offeror purchased the tendered units. Plaintiff Lewis filed a Stipulation for Dismissal of Case Without Prejudice in June of 1995 which requested the Court to dismiss the above action without prejudice and without costs to any party. The Court approved the stipulation on July 21, 1995.

   In November of 1994, C.E. and Berniece Patterson, each of whom is a limited partner of the Partnership, filed an action in the United States District Court for the Northern District of California seeking declaratory and injunctive relief, but not monetary damages, alleging, among other things, that a tender offer by LP 4 Acceptance Corporation for limited partnership units of the Partnership violated the federal securities laws and the partnership agreements and breached the general partner's fiduciary duties. The complaint named ConCap Equities, Inc., the general partner of the Partnership and others as defendants. These actions were filed by the Pattersons as individuals and were not class actions. The tender offer was terminated in December 1994. In December 1994, the complaint in this action was amended to include Insignia, MAE and MAE-ICC, Inc. and others as defendants in connection with a tender offer commenced in December 1994 by Insignia CCP III Acquisition, L.L.C. for limited partnership units of the Partnership. On January 20, 1995, the District Court denied Plaintiffs' motion for a preliminary injunction to enjoin the tender offer. The tender offer closed on January 20, 1995, and the offeror purchased the tendered units. C.E. and Berniece Patterson had also initiated other causes of action against two affiliated entities, which held limited partnership units in Consolidated Capital Properties IV and Consolidated
Capital Properties VI regarding other tender offers. On March 31, 1995, the parties to the above referenced actions entered into a settlement agreement and a standstill agreement for all actions pursuant to which (i) Plaintiffs filed a notice of dismissal with respect to the first amended complaints in the actions; (ii) Plaintiffs and defendants released each other from all claims which were or could have been asserted in connection with the first amended complaints in the actions; (iii) Plaintiffs and MacKenzie Patterson, Inc. ("MacKenzie) will refrain from certain activities relating to the acquisition of limited partnership units in any partnership of which Insignia or any of its affiliates is a general partner; (iv) Plaintiffs and their affiliates granted to a subsidiary of Insignia a right of first refusal in connection with the sale of limited partnership interests in the Partnership by plaintiffs; and
(v) Plaintiffs and their affiliates will assign to a subsidiary of Insignia irrevocable proxies to vote any limited partnership interests in Consolidated Capital Properties VI acquired by MacKenzie as a result of the tender offer by MacKenzie and affiliates to acquire limited partnership interests in Consolidated Capital Properties VI or thereafter.

   The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business (the "Proposals").


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On September 25, 1995, the General Partner proxied the Limited Partners to modify the Partnership Agreement.

   The General Partner formulated the Proposals as a means of increasing operational flexibility and improving Partnership operations. The Proposals seek to achieve these goals by amending the Partnership Agreement to modify certain existing capital reserve and property disposition limitations. Proposal 1 would provide the General Partner with additional flexibility in establishing the timing and amount of distributions by eliminating the requirements that the Partnership maintain reserves equal to at least 5% of Invested Capital (which as of September 30, 1995, required reserves of approximately $3,700,000) and distribute any net economic gains realized upon the sale of any Partnership assets within 90 days of the close of the fiscal year in which such gains are realized. Proposal 2 would provide the General Partner with the authority to take advantage of certain property disposition opportunities by authorizing the General Partner to sell multiple properties that represent less than 50% of the net book value of all of the Partnership's properties as of the end of the most recently completed calendar quarter to the same purchaser or its affiliates in any six-month period or any single Partnership property, without obtaining Limited Partner approval. Importantly, Proposal 2 does not seek to modify the Partnership Agreement provision prohibiting Partnership property sales to the General Partner or its affiliates.

   This matter was open until October 25, 1995. In regards to Proposal 1, the unitholders voted 51% in favor of the matter, 9% opposed or abstained and 40% did not respond. In regards to Proposal 2, the unitholders voted 51% in favor of the matter, 9% opposed or abstained and 40% did not respond. Accordingly, the proposals were adopted with a majority of the outstanding units approving the proposal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)     Reports on Form 8-K

            None.

                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CONSOLIDATED CAPITAL PROPERTIES III

                                   By:    CONCAP EQUITIES, INC.
                                          General Partner



                                   By:    /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President

                                   By:    /s/ Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer


                                   Date:   November 13, 1995