Form 10KSB
period 1995-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1996-03-26
CIK 317331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period.........to.........

                        Commission file number 0-10273

                      CONSOLIDATED CAPITAL PROPERTIES III
                (Name of small business issuer in its charter)

         California                                            94-2653686
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification
No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number (864) 239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,555,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                                    PART I

Item 1.  Description of Business

Consolidated Capital Properties III (the "Partnership") was organized on May 22, 1980, as a limited partnership under the California Uniform Limited Partnership Act. On November 25, 1980, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-68018) and commenced a public offering for sale of $60 million of Units, with the General Partner's right to increase the offering to $120 million. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its units under the Securities Exchange Act of 1934 (File No. 0-10273) in March 1982. The sale of Limited Partnership Units closed on December 17, 1981, with 158,945 Units sold at $500 each, or gross proceeds of $79.5 million to the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement (herein so called), the Partnership has retired a total of 309 Units. The Partnership gave no consideration for these units.

By the end of fiscal 1985, approximately 71% of the monies raised had been invested in twenty-eight properties. Of the remaining 29%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 18% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1995, the Partnership owns five properties as described in "Item 2 - Description of Property". Prior to 1995, the Partnership disposed of twenty-five (25) properties, two of which were reacquired through foreclosure.

On September 25, 1995, the General Partner proxied the Limited Partners to modify the Partnership Agreement to eliminate the minimum working capital reserve requirement whereby reserves had been required to be greater than the 5% of Net Invested Capital. On October 31, 1995, the proposals were adopted with a majority of the outstanding units approving the proposals. See "Item 4
- Submission of Matters To A Vote of Security Holders" and "Item 6 - Management's Discussion and Analysis or Plan of Operations", for a discussion of Partnership liquidity and capital resources.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12".

Upon the Partnership's formation in 1980, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., ("MAE"), and an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.


Item 2.  Description of Property

The Partnership originally acquired twenty-eight properties, of which twenty-five were disposed of in years prior to 1995, and subsequently reacquired two of these properties through foreclosure on notes receivable. At December 31, 1995, the Partnership held five income-producing properties, including one office building and four apartment complexes.



                                  Date of
Property                          Purchase      Type of Ownership          Use
Mountain Plaza Apartments         12/02/81      Fee ownership          Apartment -
   El Paso, Texas                               to first mortgage      188 units

Professional Plaza                03/03/81      Fee ownership          Office Bldg. -
   Office Building                                                     72,559 sq.ft.
Salt Lake City, Utah

Ventura Landing Apartments        10/07/81      Fee ownership          Apartment -
   Orlando, Florida                             to first mortgage      184 units

Village Green Apartments          12/20/91      Fee ownership          Apartment -
   Altamonte Springs,                                                  164 units
        Florida

West Chase Apartments             09/17/90      Fee ownership          Apartment -
   Lexington, Kentucky                                                 120 units



Schedule of Properties:
(dollar amounts in thousands)


                        Gross
                       Carrying   Accumulated       Useful                 Federal
Property                Value     Depreciation       Life       Method    Tax Basis
Mountain Plaza        $ 4,945       $ 4,228        5-19 years     S/L     $   931
  Apartments
Professional Plaza      4,197         2,987        5-19 years     S/L       1,790
  Office Building
Ventura Landing         4,720         4,020        5-19 years     S/L         788
    Apartments
Village Green           2,581           726        3-15 years     S/L       4,218
    Apartments
West Chase              2,082           806        5-15 years     S/L       2,024
    Apartments

    Totals            $18,525       $12,767                               $ 9,751


See "Note A" of the Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:
(dollar amounts in thousands)

                              Principal                            Principal
                              Balance At                            Balance
                             December 31,   Interest   Maturity     Due At
Property                         1995         Rate       Date      Maturity

Mountain Plaza Apartments
  1st mortgage                  $ 3,475       8.85%      09/00       $3,200

Ventura Landing Apartments
  1st mortgage                    3,191       9.75%      05/96        3,175

     Totals                     $ 6,666                              $6,375

Schedule of Rental Rates and Occupancy:

                                   Average Annual                 Average
                                    Rental Rates (1)              Occupancy
 Property                        1995           1994         1995          1994

 Mountain Plaza Apartments      $6,712         $6,743         76%           89%
 Professional Plaza Office       10.19           9.69         96%           96%
   Building
 Ventura Landing Apartments      5,658          5,804         92%           86%
 Village Green Apartments        5,743          5,699         93%           93%
 West Chase Apartments           5,891          5,914         90%           87%

(1) The average annual rental rate for Professional Plaza is per square foot. The rate is per unit for the apartment properties.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's properties are subject to competition from other properties in their area. The Managing General Partner believes that the Partnership's properties are adequately insured.

The decrease in occupancy at the Mountain Plaza Apartments is due to the decline in the El Paso market resulting from military spending cuts. The increase in occupancy at the Ventura Landing Apartments is due to the improved image of the property resulting from upgrading the tenant population.

The following is a schedule of lease expirations for the years 1996-2005:

<captions>

                            Number of                                       % of Gross
                           Expirations      Square Feet     Annual Rent     Annual Rent
  Professional Plaza                                      (in thousands)
  Office Building
     1996                      16             16,105          $156            21.7%
     1997                      15             25,420           264            36.7%
     1998                      13             21,153           215            30.0%
     1999                      0                   0             0               0%
     2000                      2               4,118            51             7.0%
     2001-2005                 0                   0             0               0%



(Two month-to-month leases contribute $29,000 to annual rental income for the Partnership from 2,632 sq. ft. of leased space)


The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for each property:


                                              Square Footage   Annual Rent Per   Lease
                        Nature of Business        Leased        Square Foot    Expiration
Professional Plaza
Office Building         Engineering Firm          9,536           $9.73           (1)

(1) The tenant leases three spaces with lease expiration dates of 4/30/97,
5/31/97 and     1/31/98.


Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1995 for each property were:
(dollar amounts in thousands)
                                                1995           1995
                                                Taxes          Rate

            Mountain Plaza Apartments           $103           2.8%
            Professional Plaza Office             49           1.4%
              Building
            Ventura Landing Apartments            76           2.3%
            Village Green Apartments              66           2.1%
            West Chase Apartments                 23           1.0%


Item 3.  Legal Proceedings

In November 1994, Robert Lewis filed an alleged class action in the United States District Court for the Northern District of California seeking declaratory and injunctive relief, but not monetary damages in connection with a tender offer by LP 4 Acceptance Corporation for limited partnership units of the Partnership. The complaint named ConCap Equities, Inc., the general partner of the Partnership, LP 4 Acceptance Corporation and one other party as defendants. The tender offer was terminated in December 1994. In January 1995, the Plaintiff amended the complaint to add Insignia, MAE, and MAE-ICC, Inc. as additional defendants in connection with a new tender offer commenced by Insignia CCP III Acquisition L.L.C. but the added defendants were not properly served. The tender offer closed on January 20, 1995, and the offeror purchased the tendered units. Plaintiff Lewis filed a Stipulation for Dismissal of Case Without Prejudice in June of 1995 which requested the Court to dismiss the above action without prejudice and without costs to any party. The Court approved the stipulation on July 21, 1995.

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

The Partnership is a defendant in a lawsuit filed on March 4, 1994 by an employee of the previous property management company alleging wrongful termination. The defendants are vigorously contesting the case. Based on the current status of the litigation, no determination can be made regarding the outcome or any possible estimates of losses, if any.

The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business (the "Proposals").


Item 4. Submission of Matters to a Vote of Security Holders

On September 25, 1995, the General Partner proxied the Limited Partners to modify the Partnership Agreement.

The General Partner formulated the Proposals as a means of increasing operational flexibility and improving Partnership operations. The Proposals seek to achieve these goals by amending the Partnership Agreement to modify certain existing capital reserve and property disposition limitations. Proposal 1 provides the General Partner with additional flexibility in establishing the timing and amount of distributions by eliminating the requirements that the Partnership maintain reserves equal to at least 5% of Invested Capital and distribute any net economic gains realized upon the sale of any Partnership assets within 90 days of the close of the fiscal year in which such gains are realized. Proposal 2 provides the General Partner with the authority to take advantage of certain property disposition opportunities by authorizing the General Partner to sell multiple properties that represent less than 50% of the net book value of all of the Partnership's properties as of the end of the most recently completed calendar quarter to the same purchaser or its affiliates in any six-month period or any single Partnership property, without obtaining Limited Partner approval. Importantly, Proposal 2 did not seek to modify the Partnership Agreement provision prohibiting Partnership property sales to the General Partner or its affiliates.

This matter was open until October 25, 1995. In regards to Proposal 1, the unitholders voted 51% in favor of the matter, 9% opposed or abstained and 40% did not respond. In regards to Proposal 2, the unitholders voted 51% in favor of the matter, 9% opposed or abstained and 40% did not respond. Accordingly, the proposals were adopted with a majority of the outstanding units approving the proposals.


                                    PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)     Title of Class                    Number of Unit Holders of Record

        Limited Partnership Units         7,641 as of December 31, 1995


(C) There were no distributions to the Limited Partners during 1994. In January 1995, the Partnership declared distributions, representing return of capital, totalling approximately $1,428,000 to the Partners. In December 1995, the Partnership declared and paid distributions, representing a return of capital, totalling approximately $905,000 to the Partners. Additionally, the Partnership declared and paid distributions in December of 1995, attributable to cash flow from operations, totalling approximately $640,000 to the Partners. See also "Item 6 - Management's Discussion and Analysis or Plan of Operations".

(D) On January 20, 1995, an affiliate of the General Partner, Insignia CCP III Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $50.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 2,260 Limited Partners holding 36,951 Units (23.29% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP III Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $1.8 million.


Item 6.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

The Partnership realized a net loss from operations of $775,000 for the year ended December 31, 1995, compared to a net loss from operations of $1,443,000 for the year ended December 31, 1994. The decreased net loss is due primarily to the sale of the Cascadian and Mission Village Apartment properties and the foreclosure of the Sturbridge Square Apartment property in the second quarter of 1994.

Rental income decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due primarily to the property sales and foreclosure noted above. Lost revenues from foreclosed and sold properties represented 97% of the total change in rental income for the year ended December 31, 1995, partially offset by rental increases at the Partnership's properties. Interest and other income decreased for 1995, compared to 1994 due to decreased interest income from the Columns of Castleton note receivable, which was collected in March of 1995 (See "Note F" in the Notes to Consolidated Financial Statements). In 1994, the Partnership realized other income due to the receipt of the Partnership's prorata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See "Note C" in the Notes to the Consolidated Financial Statements).

Property operations, depreciation and amortization and interest expense decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due primarily to the disposition of Cascadian, Mission Village and Sturbridge Square in the second quarter of 1994. The decrease in interest expense was also impacted by the retirement of notes payable secured by the Professional Plaza Office Building and the Village Green Apartments in August 1995 (See "Note I" in the Notes to the Consolidated Financial Statements). Administrative expenses increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased legal, printing and postage costs associated with the Partnership's required responses to various tender offers (See "Item 3. Legal Proceedings") and increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas office amounted to approximately $142,000 during the year ended December 31, 1995.

The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is complete.

At December 31, 1994, the Partnership was obligated under two mortgage notes payable aggregating $963,000, net of a $119,000 mortgage discount, secured by the Professional Plaza Office Building. The $734,000 first-lien note, with an original maturity of April 1996, and the $301,000 second-lien note, with an original maturity of November 2000, were paid off in August 1995, to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $110,000 on the transactions, resulting from $99,000 of non-cash expenses to amortize the remaining mortgage discounts associated with the retired notes and $11,000 of prepayment penalties paid on the early extinguishment of the debt.


At December 31, 1994, the Partnership was obligated under a mortgage note payable in the amount of $615,000 secured by the Village Green Apartments. The $557,000 first lien note, with an original maturity of May 1997, was paid off in August 1995, to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $6,000 on the transaction resulting from prepayment penalties paid on the early extinguishment of the debt.

In June of 1994, the Cascadian Apartments was sold for net sales proceeds of approximately $2,722,000 after repayment of $4,282,000 of related mortgage debt, which resulted in a gain of $5,229,000 for the year ended December 31, 1994 (See "Note G" in the Notes to the Consolidated Financial Statements in "Item 1"). Also in June of 1994, HUD foreclosed upon the Sturbridge Square Apartments which resulted in a gain of $6,964,000 on the disposition of the real estate and an extraordinary gain of $1,769,000 on the extinguishment of the related debt (See "Note H" in the Notes to the Consolidated Financial Statements).

At December 31, 1993, the Partnership was obligated under a $1.3 million wraparound mortgage note secured by the Mission Village Apartments. The $758,000 underlying first- lien was repaid in July 1994. In August 1994, the Partnership sold Mission Village for net sales proceeds of approximately $1.6 million after closing costs and repayment of approximately $485,000 of related mortgage debt. The Partnership recognized a gain of approximately $1.4 million on the sale during the third quarter of 1994 (See "Note G" in the Notes to the Consolidated Financial Statements).

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

Liquidity and Capital Resources

As of December 31, 1995, the Partnership held cash and cash equivalents of
$2,854,000 compared to $2,090,000 at December 31, 1994.   Net cash provided by
operating activities increased primarily due to the absence of negative cash flows from the properties disposed of in 1994, as discussed above. Net cash provided by investing activities increased due to increased sales proceeds from securities and the collection of the Columns of Castleton note receivable in March of 1995 (See "Note F" in the Notes to the Consolidated Financial Statements). The current year increase in cash provided by investing activities was partially offset by the receipt of non-recurring proceeds from the sale of Cascadian Apartments and Mission Village Apartments in 1994 (See "Note G" in Notes to the Consolidated Financial Statements). Net cash used in financing activities increased due to the Partners' distributions in January and December of 1995.

The Partnership modified its Partnership Agreement in the fourth quarter of 1995 to eliminate the requirement that the Partnership maintain reserves equal to at least 5% of invested capital (See "Item 4 - Submission of Matters to a Vote of Security Holders"). Reserves, including cash and cash equivalents and securities available for sale totalling approximately $3 million at December 31, 1995, were deemed to be sufficient by the General Partner to fund the Partnership's liquidity requirements in 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $3.5 million secured by the Mountain Plaza Apartments matures in September of 2000 with a balloon payment due at maturity, at which time the property will either be refinanced or sold. The mortgage indebtedness of approximately $3.2 million secured by the Ventura Landing Apartments matures in May of 1996 with a balloon payment due at maturity. The Partnership is currently attempting to refinance this debt. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During 1995, distributions in the amount of $2,973,000 were declared and paid. No cash distributions were made in 1994.

On January 20, 1995, an affiliate of the General Partner, Insignia CCP III Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $50.00 per Unit from Limited Partners of record as of December 15, 1994. Approximately 2,260 Limited Partners holding 36,951 Units (23.29% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP III Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $1.8 million.

Item 7.  Financial Statements


CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS

     Reports of Independent Auditors

     Consolidated Balance Sheet - December 31, 1995

     Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

     Consolidated Statements of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements


               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties III


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties III as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                   /s/ ERNST & YOUNG LLP


 Greenville, South Carolina
 February 10, 1996



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Consolidated Capital Properties III:


We have audited the accompanying consolidated statements of operations, partners' capital (deficit) and cash flows of Consolidated Capital Properties III (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consolidated Capital Properties III for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995


                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for unit data)

                               December 31, 1995



 Assets
   Cash and cash equivalents:
      Unrestricted                                                      $2,854
      Restricted-tenant security deposits                                  123
   Prepaid and other assets                                                443
   Investment properties:
      Land                                                $  1,828
      Buildings and related personal property               16,697
                                                            18,525
     Less accumulated depreciation                        (12,767)      5,758

                                                                       $9,178
 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable and accrued expenses                                $  512
   Notes and interest payable                                            6,718

 Partners' Capital (Deficit)
   General partner                                        $ (1,952)
   Limited partners (158,636 units
      and outstanding)                                       3,900       1,948

                                                                        $9,178


          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                   Years Ended December 31,
                                                      1995           1994
 Revenues:
    Rental income                                    $4,261        $ 5,927
    Interest and other income                           294            463
       Total revenues                                 4,555          6,390

 Expenses:
    Property operations                               2,722          4,147
    Depreciation and amortization                     1,121          1,600
    Interest                                            782          1,609
    Administrative                                      705            477
       Total expenses                                 5,330          7,833

 Gain on sale of real estate (Note G)                    --          6,624
 Gain on disposition of real estate
    (Note H)                                                         6,964
 Loss on repayment of notes payable
    (Note I)                                           (116)          (222)
 (Loss) income before extraordinary item               (891)        11,923
 Extraordinary item (Note H)                             --          1,769

    Net (loss) income                                $ (891)       $13,692

 Net (loss) income allocated to
    general partners (4%)                            $  (36)       $   548
 Net (loss) income allocated to
    limited partners (96%)                             (855)        13,144

 Net (loss) income                                   $ (891)       $13,692

 Net (loss) income per weighted
    average limited partnership unit:
    (Loss) income before extraordinary
       item                                          $(5.39)      $  72.11
    Extraordinary item                                   --          10.70
    Net (loss) income                                $(5.39)      $  82.81

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES III


       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General       Limited
                                        Units      Partners       Partners      Total
 Original capital contributions       158,945       $     1       $79,473       $79,474

 Partners' (deficit) at
    December 31, 1993                 158,790       $(2,438)      $(5,442)      $(7,880)

 Abandonment of limited
    partnership units                    (154)           --            --            --

 Net income for the year ended
    December 31, 1994                      --           548        13,144        13,692

 Partners' capital (deficit) at
    December 31, 1994                 158,636        (1,890)        7,702         5,812

 Distributions paid                        --           (26)       (2,947)       (2,973)

 Net loss for the year ended
    December 31, 1995                      --           (36)         (855)         (891)

 Partners' capital (deficit)
    at December 31, 1995              158,636       $(1,952)      $ 3,900       $ 1,948


          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)


                                                            Years Ended December 31,
                                                              1995            1994
 Cash flows from operating activities:
    Net (loss) income                                      $   (891)        $13,692
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Gain on sale of real estate                               --          (6,624)
       Gain on disposition of real estate                        --          (6,964)
       Loss on repayment of notes payable                       116             222
       Extraordinary item                                        --          (1,769)
       Depreciation and amortization of discounts,
        loan costs and lease commissions                      1,166           1,695
       Loss on disposal of property                              38              --
       Excess cash paid to HUD upon foreclosure                  --             (73)
       Change in accounts:
        Tenant security deposits                                (59)             53
        Prepaids and other assets                                82             416
        Accounts payable and accrued expenses                    76             (87)
        Note interest payable                                    52            (138)

            Net cash provided by operating activities           580             423

 Cash flows from investing activities:
    Property improvements and replacements                     (378)           (237)
    Purchase of securities available for sale               (15,273)         (3,266)
    Proceeds from sale of securities available
       for sale                                              18,292           2,215
    Collection of note receivable                             2,316              --
    Proceeds from sale of real estate                            --           4,310

            Net cash provided by investing activities         4,957           3,022

 Cash flows from financing activities:
    Prepayment penalty on mortgage notes payable                (17)             --
    Payments on notes payable                                  (191)           (324)
    Repayment of notes payable                               (1,592)         (2,577)
    Partners' distributions                                  (2,973)             --

            Net cash used in financing activities            (4,773)         (2,901)

 Net increase in cash and cash equivalents                      764             544

 Cash and cash equivalents at beginning of period             2,090           1,546

 Cash and cash equivalents at end of period                $  2,854         $ 2,090

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $    685         $ 1,660

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995


Note A - Organization and Summary of Significant Accounting Policies

Organization

Consolidated Capital Properties III, a California limited partnership (the "Partnership"), was formed on May 22, 1980, to acquire and operate commercial and residential properties. As of December 31, 1995, the Partnership owns four residential properties and one commercial property located in or near major urban areas in the United States.

At the time of the Partnership's formation, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of CCEC's reorganization plan, ConCap Equities, Inc. (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. As part of the solicitation for approval of CEI as general partner, the limited partners also approved the conversion of CCMC from a general partner to a limited partner, thereby leaving CEI as the sole general partner of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., ("MAE") and an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding stock of GII Realty, Inc.

Consolidation

The Partnership's financial statements include the accounts of Sturbridge Partners, Ltd. (1994 only), ConCap Mountain Plaza Associates, Ltd., CCP III Associates, Ltd. and ConCap Village Green Associates, Ltd., four wholly-owned limited partnerships. All intercompany transactions have been eliminated.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 3 to 19 years. Tenant improvements are depreciated over the term of the lease.

Cash:
     Unrestricted - Unrestricted cash includes cash on hand, demand deposits, money market funds, and U.S. Treasury Bills with original maturities of three months or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

     Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Reclassification

Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Note A - Organization and Summary of Significant Accounting Policies (continued)

Lease Commissions

Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease and are included in prepaid expenses and other assets.

Loan Costs

Loan costs are capitalized and amortized by the straight-line method over the lives of the related notes. The unamortized balance of the loan costs is included in prepaid expenses and other assets.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial property leases vary from one to six years.

Income Taxes

No provision has been made in the financial statements for Federal income taxes. Under current law, no Federal income taxes are paid directly by the Partnership, however, the Partners are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $12.8 million greater than the assets and liabilities as reported in the financial statements.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 96% to the Limited Partners and 4% to the General Partner.

Advertising Costs

Advertising costs of $75,000 in 1995, and $131,000 in 1994 are charged to expenses as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Related Party Transactions

The Partnership has paid the property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services for the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day operations. Prior to July 1993, day-to-day property management services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for one additional Partnership property in January 1994. An affiliate of the General Partner assumed day-to-day property management responsibilities for the remaining two properties in December 1994. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to Insignia and affiliates for the year ended December 31, 1995, and fees paid to PSI and Coventry for the year ended December 31, 1994, have been reflected below as compensation to related parties in the applicable periods:

                                                 Years Ended December 31,
                                                  1995              1994
                                                     (in thousands)
      Property management fees                    $220              $172


The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services. The Partnership paid $55,000 to affiliates of the General Partner during 1995 under this provision of the Partnership Agreement. No such fees were paid or accrued in 1994.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the year ended December 31, 1994, received reimbursements as reflected below:

                                                 Years Ended December 31,
                                                  1995              1994
                                                     (in thousands)
      Reimbursement for services of affiliates    $279              $232



Note B - Related Party Transactions (continued)

In 1995, the Partnership also paid fees of $24,000 to an affiliate of Insignia for leasing commissions on the lease of its commercial building. Of these costs, $4,000 was expensed and $20,000 was capitalized and will be amortized over the terms of the respective leases.

On January 20, 1995, an affiliate of the General Partner, Insignia CCP III Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $50.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 2,260 Limited Partners holding 36,951 Units (23.29% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP III Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $1.8 million.

In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 1,168 shares of Southmark Corporation Redeemable Series A Preferred Stock and 8,545 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $9,000 and $64,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Note D - Commitment

The Partnership modified its Partnership Agreement in the fourth quarter of 1995 to eliminate the requirement that the Partnership maintain reserves equal to at least 5% of invested capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totalling approximately $3 million at December 31, 1995, were deemed to be sufficient by the General Partner to fund the Partnership's liquidity requirements in 1995.

Note E - Distributions

In January of 1995, the General Partner declared and paid distributions, representing a return of capital, as defined in the partnership agreement of approximately $1,428,000. In December 1995, the General Partner declared and paid distributions, representing a return of capital, totalling approximately $905,000 to the Partners. Additionally, the Partnership declared and paid distributions in December 1995, attributable to cash flow from operations, totalling approximately $640,000 to the Partners.

Note F - Collection of Note Receivable

In October of 1988, the Partnership accepted a $2.1 million note receivable in connection with the sale of the Columns of Castleton Apartments. In March of 1995, the Partnership collected the outstanding balance of approximately $2.3 million, which represented the original principal balance, plus unpaid interest, in payment of the borrower's liability under the note agreement.

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

Note G - Sale of Real Estate (continued)

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

Note H - Disposition of Real Estate (continued)

The following noncash investing and financing amounts (in thousands) were recorded in the consolidated financial statements at December 31, 1994:


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


Note I - Repayment of Notes Payable

At December 31, 1994, the Partnership was obligated under two mortgage notes payable aggregating $963,000, net of a $119,000 mortgage discount, secured by the Professional Plaza Office Building. The $734,000 first lien-note, with an original maturity of April 1996, and the $301,000 second-lien note, with an original maturity of November 2000, were paid off in August 1995, to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $110,000 on the transactions, resulting from $99,000 of non-cash expenses to amortize the remaining mortgage discounts associated with the retired notes and $11,000 of prepayment penalties paid on the early extinguishment of the debt.

Note I - Repayment of Notes Payable (continued)

At December 31, 1994, the Partnership was obligated under a mortgage note payable in the amount of $615,000 secured by the Village Green Apartments. The $557,000 first-lien note, with an original maturity of May 1997, was paid off in August 1995, to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $6,000 on the transaction resulting from prepayment penalties paid on the early extinguishment of the debt.

At December 31, 1993, the Partnership was obligated under a $1.3 million wraparound mortgage note secured by the Mission Village Apartments. The $758,000 underlying first- lien note, originally maturing in July 1993, was extended for 12 months in exchange for a principal payment of $100,000, and was repaid in conjunction with the sale of the property noted in "Note G". The Partnership realized a loss of $222,000 on the note pay-off resulting from a non-cash expense to amortize the remaining mortgage discount associated with that portion of the retired debt.

At December 31, 1993, the Partnership was obligated under two mortgage notes payable aggregating $2.5 million secured by The Village Green Apartments. One of the notes, a $1.8 million second-lien, was paid at par value at its maturity in August 1994. No gain or loss was realized on the transaction.


Note J - Notes Payable
(dollar amounts in thousands)


                              Principal     Monthly                         Principal
                              Balance At    Payment      Stated              Balance
                              December 31,  Including   Interest   Maturity    Due At
Property                         1995       Interest     Rate       Date     Maturity
Mountain Plaza Apartments
  1st mortgage                 $3,475        $   30      8.85%     09/00      $3,200

Ventura Landing Apartments
  1st mortgage                  3,191            30      9.75%     05/96       3,175

      Totals                   $6,666(1)     $   60                           $6,375

(1) The estimated fair values of the Partnership's aggregate debt is approximately $6,801,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.


Note J - Notes Payable (continued)
(dollar amounts in thousands)

Scheduled maturities of principal are as follows:

          Years Ending December 31,
               1996                                  $3,241
               1997                                      54
               1998                                      60
               1999                                      65
               2000                                   3,246
         Thereafter                                      --
                                                     $6,666

Note K - Operating Leases
(dollar amounts in thousands)

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial office property leases vary from one to six years. The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995 are as follows:


          Years Ending December 31,
               1996                                  $  502
               1997                                     326
               1998                                     136
               1999                                      51
               2000                                      42
         Thereafter                                      --
                                                     $1,057

For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases. There is no assurance that this income will continue at the same level when the leases expire.

Note L - Investment Properties and Accumulated Depreciation
(dollar amounts in thousands)



                                                   Initial Cost
                                                  To Partnership

                                                          Buildings        Cost
                                                         and Related    Capitalized
                                                           Personal    Subsequent to
 Description                  Encumbrances      Land       Property     Acquisition
 Mountain Plaza Apartments       $3,475        $  276      $ 3,406        $1,263
 Professional Plaza Office
   Building                          --         1,045        2,033         1,119
 Ventura Landing Apartments       3,191           282        3,754           684
 Village Green Apartments            --           125        2,375            81
 West Chase Apartments               --           100        1,702           280

        Totals                   $6,666        $1,828      $13,270        $3,427


                                     Gross Amount At Which Carried
                                           At December 31, 1995

                                                Buildings
                                               And Related
                                                 Personal               Accumulated      Date      Depreciable
 Description                            Land     Property      Total    Depreciation    Acquired    Life-Years
 Mountain Plaza Apartments             $  276      $ 4,669   $  4,945    $  4,228       12/02/81       5-19
 Professional Plaza Office              1,045        3,152      4,197       2,987       03/03/81       5-19
 Ventura Landing Apartments               282        4,438      4,720       4,020       10/07/81       5-19
 Village Green Apartments                 125        2,456      2,581         726       12/20/91       3-15
 West Chase Apartments                    100        1,982      2,082         806        9/17/90       5-15

         Totals                        $1,828      $16,697    $18,525     $12,767


Note L - Investment Properties and Accumulated Depreciation (continued) (dollar amounts in thousands)

 Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                          Years Ended December 31,
                                                              1995         1994
 Investment Properties
 Balance at beginning of year                                $ 18,204      $34,833
      Property improvements:
        Property improvements                                     378          237
        Dispositions through sales                                 --       (8,385)
        Dispositions through foreclosure                           --       (8,481)
        Write-down of properties                                  (57)          --

 Balance at End of Year                                      $ 18,525      $18,204

 Accumulated Depreciation
 Balance at beginning of year                                $ 11,671      $22,836
      Additions charged to expense                              1,116        1,600
      Accumulated depreciation on real estate sold                 --       (6,146)
      Accumulated depreciation on real estate foreclosed           --       (6,619)
      Accumulated depreciation on asset write-down                (20)          --

 Balance at end of year                                      $ 12,767      $11,671


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is approximately $23,792,000 and $23,409,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is approximately $14,041,000 and $13,123,000, respectively.

Note M - Abandoned Limited Partnership Units

For the year ended December 31, 1994, the number of Limited Partnership Units decreased by 154 units, due to limited partners abandoning their units. In abandoning Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Note N - Contingency

The Partnership is a defendant in a lawsuit filed on March 4, 1994 by an employee of the previous property management company alleging wrongful termination. The defendants are vigorously contesting the case. Based on the current status of the litigation, no determination can be made regarding the outcome or any possible estimates of losses, if any.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


As reported in the Partnership's Form 8-K filed May 10, 1995, as of May 3, 1995, Arthur Andersen L.L.P., the independent accountant previously engaged as the principal accountant to audit the financial statements of the Partnership was dismissed. As of the same date, the firm of Ernst & Young L.L.P. was engaged to provide that service for the Partnership.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of ConCap Equities Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Chief
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of CEI since December 1994 and President of Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities, which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.


Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE in September 1993, Mr. Long served as a senior regional accountant with Insignia Management Group, Inc. since December 1991. From January 1991 until December 1991, Mr. Long was associated with the accounting firm of Harshman, Lewis and Associates. From July 1989 until January 1991, Mr. Long was an auditor for the State of Tennessee. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Vice President of CEI since December 1994, Vice President of the MAE subsidiaries since January 1992, and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Secretary of CEI since December 1994, Secretary of the MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.
CEI is the general partner of the Partnership and 15 other Affiliated Partnerships as of December 31, 1995.


Item 10.  Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements", Note B - Related Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)    Security Ownership of Certain Beneficial Owners

       Except as provided below, as of February, 1996, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                                     Number of        Percent

    Name and Address                                   Units         Of Total

    Insignia CCPIII Acquisition, L.L.C.                36,951         23.29%
    One Insignia Financial Plaza
    Greenville, SC 29602



       The Units reflected above were acquired by Insignia CCPIII Acquisition, L.L.C., an affiliate of the Partnership and CEI, pursuant to its offer dated January 20, 1995, to purchase Units for a purchase price of $50.00 per Unit (the "Tender Offer").

       Insignia CCPIII Acquisition, L.L.C. is owned jointly by Insignia CCPIII Holding, Inc. (60%) and Koll Tender Corporation I (40%).

       As of February, 1996, no other person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)    Beneficial Owners of Management

       Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)    Changes in Control

       Beneficial Owners of CEI

       As of February, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                    Number of      Percent

        Name and Address            CEI Shares    Of Total

        GII Realty, Inc.             100,000        100%
        One Insignia Financial Plaza
        Greenville, SC- 29602

        GII Realty, Inc. is owned by MAE-ICC, Inc. (See "Item 1").

Item 12.  Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements, Note B - Related Party Transactions," for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Partnership has paid property management fees based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the years in the period ended December 31, 1995 and 1994, respectively. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibility for the Partnership's property under the same management fee arrangement as the unaffiliated management companies. In late December 1994, management of the Partnerships' properties was assumed by affiliates of Insignia.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.


Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

       (a) Exhibits:  See Exhibit Index contained herein.

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b) Reports on Form 8-K filed during the fourth quarter of 1995:

           A form 8-K dated October 24, 1995, was filed reporting a change in the ownership of GII Realty, Inc., the sole stockholder of the general partner of the Registrant.



                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CONSOLIDATED CAPITAL PROPERTIES III

                                          By:  CONCAP EQUITIES, INC.
                                               General Partner


                                          By:  /s/Carroll D. Vinson
                                               Carroll D. Vinson
                                               President



                                          By:  /s/Robert D. Long, Jr.
                                               Robert D. Long, Jr.
                                               Controller and Principal
                                               Accounting Officer

                                          Date: March 26, 1996

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson           President                 Date: March 26, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.         Controller and Principal  Date: March 26, 1996
Robert D. Long, Jr.            Accounting Officer



INDEX OF EXHIBITS



EXHIBIT NO.         DOCUMENT DESCRIPTION

     3 Certificate of Limited Partnership, as amended to date. (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.1            Property Management Agreement No. 104
                    dated October 23, 1990, by and between the the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1990).

    10.2            Property Management Agreement No. 204
                    dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.3            Property Management Agreement No. 305
                    dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.4            Property Management Agreement No. 402
                    dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.5 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.6 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.7 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.8 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of Property Management Contracts) (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.9 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Horn-Barlow Companies (200 Series of Property Management Contracts) (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.10 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.11 Assignment and Assumption Agreement dated October 23, 1990, by and between R&B Realty Group (400 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).


    10.12 Assignment and Assumption of Property Manage-ment Agreements dated August 1, 1991, by and between R & B Arizona Management Company, Inc. and R & B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.13 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Property Management Agreement No. 305). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.14 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Property Management Agreement No. 104). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.15 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Property Management Agreement No. 204). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.16 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.17           Assignment and Assumption Agreement dated
                    September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Horn-Barlow Construc-tion Management Agreement). (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.18 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (the "Metro Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.19           Assignment and Assumption Agreement  dated
                    September 1, 1991, by and between the Partner-ship and CCP III Associates, Ltd. (Metro Construc-tion Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.20 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company (the "Hayman Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                    1991).

    10.21 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partner-ship and CCP III Associates, Ltd. (Hayman Construction Management Agreement). (Incor-porated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.22 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and R & B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.23 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1990).

    10.24 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                    1990).

    10.25 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.26 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1990).

    10.27 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).



    10.28 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.29 Property Management Agreement No. 416 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.30 Assignment and Assumption Agreement (Property Management Agreement No. 416) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.31           Assignment and Agreement as to Certain
                    Property Management Services dated May 13,
                    1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.32 Property Management Agreement No. 418 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.33 Assignment and Assumption Agreement (Property Management Agreement No. 418) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.34           Assignment and Agreement as to Certain
                    Property Management Services dated May 13,
                    1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.35           Property Management Agreement No. 426
                    dated June 30, 1993, by and between the
                    Partnership and Coventry Properties, Inc.
                    (Incorporated by reference to the Quarterly
                    Report on Form 10-Q for the quarter ended
                    September 30, 1993).

    10.36 Assignment and Assumption Agreement (Property Management Agreement No. 426) dated June 30, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.37           Assignment and Agreement as to Certain
                    Property Management Services dated June 30,
                    1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.38           Property Management Agreement No. 510 dated
                    June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

    10.39           Property Management Agreement No. 510A dated
                    August 18, 1993, by and between the Partnership and Coventry Properties, Inc.

    10.40 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

    10.41           Property Management Agreement No. 511 dated
                    June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

    10.42 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

    10.43           Property Management Agreement No. 512 dated
                    June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

    10.44 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

    10.45 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994)

    10.46 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

    11              Statement regarding computation of Net
                    Income per Limited Partnership Unit
                    (Incorporated by reference to Note 1 of  Item
                    8 - Financial Statements of this Form 10-K).

    16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6 1992).

    16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)

    19.1 Modified First Amended Plan of Reorganiza-tion for CCP/III Associates, Ltd., dated and filed March 24, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

    19.2 Modified First Amended Disclosure Statement for the Modified First Amended Plan of Reor-ganization for CCP/III Associates, Ltd., dated and filed March 24, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

    19.3            First Modification to Modified First Amended
                    Plan of Reorganization for CCP/III Associates, Ltd., dated and filed April 22, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

    19.4            Second Modification to Modified First Amended
                    Plan of Reorganization for CCP/III Associates, Ltd., dated and filed April 29, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

    19.5            Third Modification to Modified First Amended
                    Plan of Reorganization for CCP/III Associates, Ltd., dated and filed April 29, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1992).