Form 10QSB
period 1996-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1996-05-14
CIK 317331

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


                  For the quarterly period ended March 31, 1996


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


ITEM 1.  FINANCIAL STATEMENTS

a)                    CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                   $ 3,022
      Restricted-tenant security deposits                                135
   Prepaid and other assets                                              517
   Investment properties:
      Land                                              $  1,828
      Buildings and related personal property             16,739
                                                          18,567

      Less accumulated depreciation                      (12,996)      5,571

                                                                     $ 9,245

 Liabilities and Partners' Capital (Deficit)

   Accounts payable and accrued expenses                             $   556
   Notes and interest payable                                          6,693

 Partners' Capital (Deficit)
   General partner                                      $ (1,950)
   Limited partners (158,636 units
      issued and outstanding)                              3,946       1,996

                                                                     $ 9,245

           See Accompanying Notes to Consolidated Financial Statements


b)                    CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                             1996          1995
 Revenues:
   Rental income                                           $ 1,085       $ 1,056
   Other income                                                105           148
      Total revenues                                         1,190         1,204

 Expenses:
   Property operations                                         671           673
   Depreciation                                                229           274
   Interest                                                    161           213
   Administrative                                               81           188
      Total expenses                                         1,142         1,348

 Net income (loss)                                         $    48       $  (144)

 Net income (loss) allocated to general partner (4%)       $     2       $    (6)

 Net income (loss) allocated to limited partners (96%)          46          (138)

                                                           $    48       $  (144)

 Net income (loss) per weighted limited
   partnership unit                                        $   .29       $  (.87)

           See Accompanying Notes to Consolidated Financial Statements


c)                     CONSOLIDATED CAPITAL PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General       Limited
                                       Units       Partner       Partners       Total
 Original capital contributions       158,945      $     1        $79,473      $79,474

 Partners' capital (deficit) at
    December 31, 1995                 158,636      $(1,952)       $ 3,900      $ 1,948

 Net income for the three months
    ended March 31, 1996                                 2             46           48

 Partners' capital (deficit)
    at March 31, 1996                 158,636      $(1,950)       $ 3,946      $ 1,996

           See Accompanying Notes to Consolidated Financial Statements



d)                    CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                        March 31,
                                                                  1996          1995
 Cash flows from operating activities:
    Net income (loss)                                            $   48       $  (144)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation and amortization of discounts
        and loan costs                                              238           289
       Change in accounts:
        Tenant security deposits                                    (12)           --
        Interest on note receivable                                  --            15
        Prepaids and other assets                                   (83)           (5)
        Accounts payable and accrued expenses                        44           137
        Note interest payable                                        --            55

            Net cash provided by operating activities               235           347

 Cash flows from investing activities:
    Property improvements and replacements                          (53)          (53)
    Disposition of property                                          11            --
    Purchase of investments                                          --        (3,087)
    Proceeds from sale of investments                                --         3,019
    Repayment of notes receivable                                    --         2,316

            Net cash (used in) provided by investing
                activities                                          (42)        2,195

 Cash flows from financing activities:
    Payments on notes payable                                       (25)          (55)
    Partners' distributions                                          --        (1,428)

            Net cash used in financing activities                   (25)       (1,483)

 Net increase in cash and cash equivalents                          168         1,059

 Cash and cash equivalents at beginning of period                 2,854         2,154

 Cash and cash equivalents at end of period                      $3,022       $ 3,213

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $  154       $   145

           See Accompanying Notes to Consolidated Financial Statements


e)                     CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Consolidation

The Partnership's financial statements include the accounts of ConCap Mountain Plaza Associates, Ltd. ("Mountain Plaza Associates), CCP III Associates, Ltd. ("CCP III Associates") and ConCap Village Green Associates, Ltd. ("Village Green Associates"), three wholly-owned limited partnerships. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents for purposes of reporting cash flows include cash on hand, demand deposits and money market funds.

Note B - Transactions with Affiliated Partners

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three months ended March 31, 1996 and 1995. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnerships' properties. Fees paid to Insignia and affiliates for the three months ended March 31, 1996, and March 31, 1995, which are included in operating expenses, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                   For the Three Months Ended
                                                            March 31,
                                                   1996                 1995
                                                         (in thousands)

 Property management fees                           $55                 $56

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements during the first quarter of 1996 and 1995 as reflected in the following table:

                                                   For the Three Months Ended
                                                            March 31,
                                                   1996                 1995
                                                         (in thousands)

 Reimbursement for services of affiliates           $42                 $92


Note C - Distributions

In January of 1995, the General Partner declared and paid distributions representing a return of capital totalling approximately $1.4 million or $9.00 per Unit to the Limited Partners.

Note D - Repayment of Note Receivable

In October of 1988, the Partnership accepted a $2.1 million note receivable in connection with the sale of the Columns of Castleton Apartments. The note was scheduled to mature in June of 1996. In March of 1995, the Partnership received the outstanding principal balance of approximately $2.3 million, which represents the original principal balance plus unpaid interest, in settlement of the borrower's liability under the note agreement.

Note E - Subsequent Events

On May 3, 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2.2 million and $2 million, respectively. The then existing Ventura Landing note of $3.2 million was repaid at that time. The interest rate is 250 basis points over the 30-day LIBOR, resulting in a total note rate of 7.94% on May 3. The loans mature on August 1, 1996 with a 60-day extension option. The Partnership hopes to obtain long-term financing prior to the expiration of the interim financing arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average Occupancy
                                                        1996         1995

    Mountain Plaza Apartments                           83%           82%
      El Paso, TX

    Professional Plaza Office Building                  96%           98%
      Salt Lake City, UT

    Ventura Landing Apartments                          93%           90%
      Orlando, FL

    Village Green Apartments                            95%           90%
      Altamante Springs, FL

    West Chase Apartments                               93%           92%
      Lexington, KY


The Partnership realized net income from operations of approximately $48,000 for the three months ended March 31, 1996, compared to a net loss from operations of approximately $144,000 for the three months ended March 31, 1995.

Depreciation, interest and administrative expenses decreased for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Administrative expenses decreased for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, due to decreased legal, printing and postage costs associated with the Partnership's required responses to various tender offers made in 1995. The decrease in administrative expenses was also affected by decreased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first quarter of 1995.

The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. Interest expense decreased as a result of the retirement of notes payable secured by the Professional Plaza Office Building and the Village Green Apartments in August 1995.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership held cash and cash equivalents of approximately $3,157,000 including restricted cash, compared to approximately $3,213,000 at March 31, 1995. Net cash provided by operating activities decreased primarily due to increased funding of the tax escrow accounts. Also contributing to the decrease was lower interest income from the Columns of Castleton note receivable, which was collected in March of 1995 (See "Note D" for further discussion). Net cash used in investing activities decreased due to the final collection of the Columns of Castleton note receivable in March of 1995 favorably impacting 1995's cash flows. Net cash used in financing activities decreased due to the Partners' distributions in January of 1995.

The Partnership modified its Partnership Agreement in the fourth quarter of 1995 to eliminate the requirement that the Partnership maintain reserves equal to at least 5% of invested capital and instead require reserves in an amount deemed reasonable and prudent by the General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $6,693,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

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


                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


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



            CONSOLIDATED CAPITAL PROPERTIES III

            By:       CONCAP EQUITIES, INC.
                      General Partner


            By:       /s/ Carroll D. Vinson
                      Carroll D. Vinson
                      President


            By:       /s/ Robert D. Long, Jr.
                      Vice President/CAO


            Date: May 14, 1996