Form 10QSB
period 1996-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1996-08-14
CIK 317331

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                   $ 4,066
      Restricted-tenant security deposits                                119
   Accounts receivable                                                    43
   Escrows for taxes and insurance                                       217
   Other assets                                                          342
   Investment properties:
      Land                                               $ 1,828
      Buildings and related personal property             16,781
                                                          18,609
      Less accumulated depreciation                      (13,228)      5,381

                                                                     $10,168


 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                  $    61
   Tenant security deposits                                              126
   Accrued taxes                                                         166
   Other liabilities                                                     348
   Mortgage notes payable                                              7,659

 Partners' Capital (Deficit)
   General partner                                       $(1,957)
   Limited partners (158,636 units
      issued and outstanding)                              3,765       1,808
                                                                     $10,168

           See Accompanying Notes to Consolidated Financial Statements


b)                    CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                  1996          1995          1996        1995
 Revenues:
    Rental income                $1,061       $ 1,027      $ 2,146      $ 2,083
    Other income                     91           137          196          285
       Total revenues             1,152         1,164        2,342        2,368

 Expenses:
    Operating                       467           466          915          896
    General and Administrative      114           207          190          395
    Maintenance                     175           178          319          318
    Depreciation                    232           277          461          551
    Interest                        212           212          373          425
    Property Taxes                  128            73          212          176
       Total expenses             1,328         1,413        2,470        2,761

    Net loss                     $ (176)      $  (249)      $ (128)     $  (393)

 Net loss allocated
    to general partners (4%)     $   (7)      $   (10)      $   (5)     $   (16)
 Net loss allocated
    to limited partners (96%)      (169)         (239)        (123)        (377)

 Net loss                        $ (176)      $  (249)      $ (128)     $  (393)

 Net loss per weighted average
    limited partnership unit     $(1.07)      $ (1.51)      $ (.78)     $ (2.38)

           See Accompanying Notes to Consolidated Financial Statements

c)                     CONSOLIDATED CAPITAL PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General       Limited
                                       Units       Partner       Partners       Total
 Original capital contributions       158,945      $     1        $79,473      $79,474

 Partners' capital (deficit) at
    December 31, 1995                 158,636      $(1,952)       $ 3,900      $ 1,948

 Distributions Paid                        --          (--)           (12)         (12)

 Net loss for the six months
    ended June 30, 1996                    --           (5)          (123)        (128)

 Partners' capital (deficit)
    at June 30, 1996                  158,636      $(1,957)       $ 3,765      $ 1,808

           See Accompanying Notes to Consolidated Financial Statements

d)                    CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  1996          1995
 Cash flows from operating activities:
    Net loss                                                     $ (128)      $  (393)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation                                                 461           551
       Amortization of discounts, lease commissions
        and loan costs                                               21            30
       Change in accounts:
        Restricted cash                                               4            (1)
        Accounts receivable                                          78            68
        Escrows for taxes and insurance                            (140)          (75)
        Other assets                                                 11            43
        Accounts payable                                           (125)          114
        Tenant security deposits liabilities                          4            (3)
        Accrued taxes                                               135            77
        Other liabilities                                           123           119

            Net cash provided by operating activities               444           530

 Cash flows from investing activities:
    Property improvements and replacements                          (85)         (128)
    Receipts from restricted escrows                                  7            --
    Purchase of investments                                          --       (13,273)
    Proceeds from sale of investments                                --        12,320
    Repayment of notes receivable                                    --         2,316

            Net cash (used in) provided by investing
                activities                                          (78)        1,235

 Cash flows from financing activities:
    Payments on mortgage notes payable                              (33)         (123)
    Repayment of mortgage notes payable                          (3,174)           --
    Proceeds from mortgage notes payable                          4,200            --
    Payment of loan costs                                          (135)           --
    Partners' distributions                                         (12)       (1,428)

            Net cash provided by (used in)                          846        (1,551)
                financing activities

 Net increase in cash and cash equivalents                        1,212           214

 Cash and cash equivalents at beginning of period                 2,854         2,090

 Cash and cash equivalents at end of period                      $4,066       $ 2,304

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $  260       $   342

             See Accompanying Notes to Consolidated Financial Statements


e)                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

Cash and Cash Equivalents

Cash and cash equivalents for purposes of reporting cash flows include cash on hand, money market funds and certificates of deposit with original maturities of three months or less.

Note B - Transactions with Affiliated Parties

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the six months ended June 30, 1996 and 1995. In late December 1994, an affiliate of the General Partner assumed day-to-day property management responsibilities for all of the Partnership's properties. Property management fees of approximately $113,000 and $112,000 were paid to affiliates of the General Partner for the six months ended June 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. No fees were paid or accrued under this provision of the Partnership Agreement to affiliates of the General Partner during the six months ended June 30, 1996, and June 30, 1995.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $98,000 and $202,000 were paid to the General Partner and affiliates for the six months ended June 30, 1996 and 1995, respectively. Additionally, the Partnership paid $15,000 and $5,000 during the six months ended June 30, 1996 and 1995, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

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

Note C - Distributions

In April of 1996, the Partnership paid state withholding taxes of $12,000 for non-resident limited partners. This payment is reflected as a distribution to the limited partners.

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

Note E - Refinance of Mortgage Notes Payable

During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2.2 million and $2 million, respectively. The previous Ventura Landing note of $3.1 million was repaid at that time. The interest rate is 250 basis points over the 30-day LIBOR, resulting in a total note rate of 7.94%. The loans mature on August 1, 1996, with a 60-day extension option. The Partnership exercised this option and extended the maturity of the loans to October 1, 1996. The Partnership has the option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principle and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership is however seeking alternative long-term financing to obtain a lower interest rate.


Note F - Default on Mountain Plaza Apartments Mortgage Note Payable

On May 1, 1996, the Partnership stopped making debt service payments on Mountain Plaza Apartments. The Partnership attempted to renegotiate the terms of the note, however, these efforts have proved unsuccessful and the lender has initiated foreclosure proceedings which the Partnership will not contest. The partnership has accrued default interest, as defined in the mortgage note, at the stated note rate of 8.85% plus a 5% default rate. At June 30, 1996, approximately $121,000 of default interest had been accrued. On August 1, 1996, a receiver was appointed to assume day-to-day management of the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:


                                                        Average Occupancy
                                                        1996         1995

    Mountain Plaza Apartments                           86%           80%
      El Paso, TX

    Professional Plaza Office Building                  96%           97%
      Salt Lake City, UT

    Ventura Landing Apartments                          95%           89%
      Orlando, FL

    Village Green Apartments                            95%           91%
      Altamante Springs, FL

    West Chase Apartments                               92%           91%
      Lexington, KY


The increase in occupancy at the Mountain Plaza Apartments is due to management offering concessions to new tenants due to a poorly performing El Paso apartment market. The increase in occupancy at the Ventura Landing Apartments is the result of increased traffic at the property and referrals from current tenants. The increase in occupancy at the Village Green Apartments resulted from lease concessions being offered to new tenants. Concessions were necessary to remain competitive in the market.

The Partnership realized a net loss of $128,000 for the six months ended June 30, 1996, of which $176,000 was a net loss for the second quarter. The corresponding net loss for 1995 was $393,000 and $249,000, respectively.

The decrease in other income is attributable to the absence of interest income from the Columns of Castleton note receivable which was collected in March of 1995. Depreciation, interest, and general and administrative expenses decreased for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. The decrease in depreciation expense is attributable to many of the assets acquired with the purchase of the partnership now being fully depreciated. Interest expense decreased as a result of the retirement of notes payable secured by Village Green Apartments and Professional Plaza Office Building in August 1995. However, this decrease was partially offset by the refinancing of the Ventura Landing note payable, a new mortgage note payable secured by Village Green Apartments, and default interest on the mortgage note payable secured by Mountain Plaza Apartments. General and administrative expenses decreased for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, due to decreased legal, printing and postage costs associated with the Partnership's required responses to various tender offers made in 1995. The decrease in general and administrative expenses was also affected by decreased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first quarter of 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution.

The increase in property taxes resulted from the payoff of a 1990 tax liability of $168,000 of which $68,000, was underaccrued, in order to secure the new note payable at Village Green Apartments.

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

At June 30, 1996, the Partnership held cash and cash equivalents of $4,066,000 compared to $2,304,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to increased funding of tax escrow accounts. Net cash used in investing activities increased due to the final collection of the Columns of Castleton note receivable in March of 1995 favorably impacting 1995's cash flows. Net cash provided by financing activities increased due to cash received from the refinancing of the Village Green Apartments and Ventura Landing Apartments during the second quarter of 1996.

The partners amended the Partnership Agreement in the fourth quarter of 1995 to modify the requirement that the Partnership maintain reserves equal to at least 5% of invested capital to instead require reserves in an amount deemed reasonable and prudent by the General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $7,659,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold.
Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

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




                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      On May 1, 1996, the Partnership stopped making debt service payments on Mountain Plaza Apartments. The Partnership attempted to renegotiate the terms of the note, however, these efforts have proved unsuccessful and the lender has initiated foreclosure proceedings which the Partnership will not contest. The partnership has accrued default interest, as defined in the mortgage note, at the stated note rate of 8.85% plus a 5% default rate. At June 30, 1996, approximately $121,000 of default interest had been accrued. On August 1, 1996, a receiver was appointed to assume day-to-day management of the property.


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

            Date:     August 14, 1996