Form 10QSB
period 1996-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1996-11-05
CIK 317331

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                         $3,730
     Restricted-tenant security deposits                                     114
  Accounts receivable                                                         33
  Escrows for taxes and insurance                                            278
  Other assets                                                               253
  Investment properties:
     Land                                             $ 1,552
     Buildings and related personal property           12,157
                                                       13,709
     Less accumulated depreciation                     (9,028)             4,681

                                                                          $9,089

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                        $   15
  Tenant security deposits                                                   114
  Accrued taxes                                                              165
  Other liabilities                                                          211
  Mortgage notes payable                                                   4,200

Partners' Capital (Deficit)
  General partner                                     $(1,854)
  Limited partners (158,636 units
   and outstanding)
     issued and outstanding)                            6,238              4,384

                                                                          $9,089

          See Accompanying Notes to Consolidated Financial Statements

b)                   CONSOLIDATED CAPITAL PROPERTIES III

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                   Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                    1996        1995          1996         1995
Revenues:
  Rental income                  $ 1,025     $ 1,044       $ 3,171      $ 3,127
  Other income                        93          88           289          373
     Total revenues                1,118       1,132         3,460        3,500
Expenses:
  Operating                          394         462         1,309        1,359
  General and Administrative         112         133           302          527
  Maintenance                        168         184           487          502
  Depreciation                       211         280           672          831
  Interest                           187         296           560          721
  Property Taxes                      71          77           283          253
     Total expenses                1,143       1,432         3,613        4,193

Gain on disposition of property
  (Note F)                         1,820          --         1,820           --

Extraordinary gain on
  foreclosure (Note F)             1,149          --         1,149           --

Net income (loss)                $ 2,944     $  (300)      $ 2,816      $  (693)

Net income (loss) allocated
  to general partners (4%)       $   118     $   (12)      $   113      $   (28)

Net income (loss) allocated
  to limited partners (96%)        2,826        (288)        2,703         (665)

Net income (loss)                $ 2,944     $  (300)      $ 2,816      $  (693)

Net income (loss) per weighted
  average limited
  partnership unit:

  Income (loss) before
    extraordinary item           $ 10.86     $ (1.82)      $ 10.09      $ (4.19)
  Extraordinary gain                6.95          --          6.95           --

  Net income (loss)              $ 17.81     $ (1.82)      $ 17.04      $ (4.19)

          See Accompanying Notes to Consolidated Financial Statements


c)                   CONSOLIDATED CAPITAL PROPERTIES III

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                    Limited
                                   Partnership     General       Limited
                                      Units        Partner       Partners       Total
Original capital contributions       158,945       $     1       $79,473      $79,474

Partners' capital (deficit) at
  December 31, 1995                  158,636       $(1,952)      $ 3,900      $ 1,948

Distributions Paid                        --           (15)         (365)        (380)

Net income for the nine months
  ended September 30, 1996                --           113         2,703        2,816

Partners' capital (deficit)
  at September 30, 1996              158,636       $(1,854)      $ 6,238      $ 4,384

          See Accompanying Notes to Consolidated Financial Statements

d)                        CONSOLIDATED CAPITAL PROPERTIES III

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1996         1995
Cash flows from operating activities:
  Net income (loss)                                              $ 2,816     $  (693)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Loss on repayment of mortgage notes payable                       --          99
    Gain on disposition of property                               (1,820)         --
    Extraordinary gain on foreclosure                             (1,149)         --
    Depreciation                                                     672         831
    Amortization of discounts, lease commissions
      and loan costs                                                  38          43
    Change in accounts:
      Restricted cash                                                  9          (9)
      Accounts receivable                                             72          41
      Escrows for taxes and insurance                               (201)        (88)
      Other assets                                                   (11)         (8)
      Accounts payable                                              (171)        106
      Tenant security deposits liabilities                            (8)          1
      Accrued taxes                                                  168         154
      Other liabilities                                              127         115

         Net cash provided by operating activities                   542         592

Cash flows from investing activities:
  Property improvements and replacements                            (140)       (176)
  Deposits to restricted escrows                                      --          (7)
  Receipts from restricted escrows                                     7          --
  Purchase of investments                                             --     (15,273)
  Proceeds from sale of investments                                   --      18,292
  Repayment of notes receivable                                       --       2,316

         Net cash (used in) provided by investing
            activities                                              (133)      5,152

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (33)       (167)
  Repayment of mortgage notes payable                             (3,174)     (1,592)
  Proceeds from mortgage notes payable                             4,200          --
  Payment of loan costs                                             (146)         --
  Partners' distributions                                           (380)     (1,428)

         Net cash provided by (used in)
            financing activities                                     467      (3,187)

Net increase in cash and cash equivalents                            876       2,557

Cash and cash equivalents at beginning of period                   2,854       2,090

Cash and cash equivalents at end of period                       $ 3,730     $ 4,647

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   553     $   530

             See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES III
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                     (Unaudited)
                                   (in thousands)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the third quarter of 1996, Mountain Plaza Apartments was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the non-cash amounts noted below.

                                                   1996

   Accounts receivable                           $   (15)

   Other assets                                     (106)

   Investment properties                          (2,364)

   Accrued taxes                                      34

   Other liabilities                                 141

   Mortgage notes payable                          3,459

   Gain on foreclosure of property               $ 1,149

             See Accompanying Notes to Consolidated Financial Statements

e)                      CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the nine months ended September 30, 1996 and 1995. In late December 1994, an affiliate of the General Partner assumed day-to-day property management responsibilities for all of the Partnership's properties. Property management fees of approximately $162,000 and $166,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, fees of $32,000 were paid to affiliates of the General Partner during the nine months ended September 30, 1996. No fees were paid or accrued under this provision of the Partnership Agreement during the nine months ended September 30, 1995.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $148,000 and $234,000 were paid to the General Partner and affiliates for the nine months ended September 30, 1996 and 1995, respectively. Additionally, the Partnership paid $23,000 and $5,000 during the nine months ended September 30, 1996 and 1995, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

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

NOTE C - DISTRIBUTIONS

In September of 1996, the General Partner declared and paid distributions attributable to cash flow from operations, totalling approximately $368,000 to the partners.

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

NOTE E - REFINANCE OF MORTGAGE NOTES PAYABLE

During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2.2 million and $2 million, respectively. The previous Ventura Landing note of $3.2 million was repaid at that time. The interest rate is 250 basis points over the 30-day LIBOR, resulting in a total note rate of 8.00%. The loans matured on August 1, 1996, with a 60-day extension option. The Partnership exercised this option and extended the maturity of the loans to October 1, 1996. On September 30, 1996, the Partnership requested and was granted an additional extension of the maturity of the loans to November 15, 1996. The Partnership has the option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principal and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership is, however, seeking alternative long-term financing to obtain a lower interest rate.

NOTE F - FORECLOSURE OF MOUNTAIN PLAZA APARTMENTS

On September 3, 1996, the lender foreclosed on Mountain Plaza Apartments. The mortgage note payable had been in default since May 13, 1996. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. During the third quarter of 1996, the Partnership recorded a gain on disposition of property of $1,820,000, to increase the carrying value of the Mountain Plaza assets to their estimated market value and an extraordinary gain on the foreclosure of $1,149,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                          Average Occupancy
                                          1996         1995

   Professional Plaza Office Building      97%          96%
     Salt Lake City, UT

   Ventura Landing Apartments              95%          91%
     Orlando, FL

   Village Green Apartments                95%          92%
     Altamante Springs, FL

   West Chase Apartments                   93%          90%
     Lexington, KY

The increase in occupancy at the Ventura Landing Apartments is the result of increased traffic at the property and referrals from current tenants. The increase in occupancy at the Village Green Apartments resulted from lease concessions being offered to new tenants. Concessions were necessary to remain competitive in the market. The increase in occupancy at the West Chase Apartments is the result of a resident retention program with concessions offered for renewing a twelve month lease.

The Partnership realized net income of $2,816,000 for the nine months ended September 30, 1996, of which $2,944,000 was net income for the third quarter. The corresponding net losses for the comparable periods in 1995 were $693,000 and $300,000, respectively. The increase in net income for both the three and nine month periods ended September 30, 1996, is primarily due to the foreclosure of Mountain Plaza Apartments in September of 1996. This foreclosure resulted in an extraordinary gain on foreclosure in 1996 of $1,149,000, as well as a gain recorded to increase the carrying value of the Mountain Plaza assets to their estimated market value of $1,820,000.

The decrease in other income is attributable to the absence of interest income from the Columns of Castleton note receivable which was collected in March of 1995. Depreciation, interest, and general and administrative expenses decreased for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. The decrease in depreciation expense is attributable to many of the assets acquired with the purchase of the partnership now being fully depreciated and the write-off of the Mountain Plaza assets resulting from the foreclosure. Interest expense decreased as a result of the retirement of notes payable secured by Village Green Apartments and Professional Plaza Office Building in August 1995. The interest expense decrease resulting from these items was partially offset by the refinancing of the Ventura Landing note payable, a new mortgage note payable secured by Village Green Apartments, and default interest on the mortgage note payable secured by Mountain Plaza Apartments which was foreclosed upon during the third quarter of 1996. General and administrative expenses decreased for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, due to non-recurring legal, printing and postage costs associated with the Partnership's required responses to various tender offers during 1995. The decrease in general and administrative expenses was also affected by decreased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first quarter of 1995. The costs related to the transition efforts in 1995 were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution.

The increase in property taxes resulted from the payoff of a 1990 tax liability of $168,000, of which $68,000 was underaccrued, in order to secure the new note payable at Village Green Apartments.

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

At September 30, 1996, the Partnership held cash and cash equivalents of $3,730,000 compared to $4,647,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to increased funding of tax escrow accounts and the payments of accounts payable on Mountain Plaza. Net cash used in investing activities increased due to the final collection of the Columns of Castleton note receivable in March of 1995 which favorably impacted 1995's cash flows. In addition, net proceeds from sales of long-term investments were reduced in 1996 due to the Partnership investing primarily in short-term cash equivalents. Net cash provided by financing activities increased due to cash received from the refinancing of the Village Green Apartments and Ventura Landing Apartments during the second quarter of 1996.

The partners amended the Partnership Agreement in the fourth quarter of 1995 to modify the requirement that the Partnership maintain reserves equal to at least 5% of invested capital to instead require reserves in an amount deemed reasonable and prudent by the General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,200,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Distribution of approximately $380,000 and $1,428,000 were made to the partners during the nine months ended September 30, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

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


   (b)  Reports on Form 8-K

        A Form 8-K dated September 3, 1996, was filed reporting the disposition of Mountain Plaza Apartments.

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


          Date:     November 5, 1996