Form 10KSB
period 1996-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1997-03-31
CIK 317331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

                                 FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $6,227,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties III (the "Registrant" or "Partnership") was organized on May 22, 1980, as a limited partnership under the California Uniform Limited Partnership Act. On November 25, 1980, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-68018) and commenced a public offering for sale of $60 million of Units, with the General Partner's right to increase the offering to $120 million. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its units under the Securities Exchange Act of 1934 (File No. 0-10273) in March 1982. The sale of Limited Partnership Units closed on December 17, 1981, with 158,945 Units sold at $500 each, or gross proceeds of $79.5 million to the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement (herein so called), the Partnership has retired a total of 309 Units. The Partnership gave no consideration for these units.

By the end of fiscal 1985, approximately 71% of the proceeds raised had been invested in twenty-eight properties. Of the remaining 29%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 18% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1996, the Partnership owns four properties as described in "Item 2 - Description of Property". Prior to 1996, the Partnership disposed of twenty-five (25) properties, two of which were reacquired through foreclosure.

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

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and
supervisory services over property      management and leasing.  For further
discussion of property and partnership management, see "Item 12".

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired twenty-eight properties, of which twenty-five were disposed of in years prior to 1996, and subsequently reacquired two of these properties through foreclosure on notes receivable. One property was relinquished through a foreclosure during 1996, thus, at December 31, 1996, the Partnership held four income-producing properties, including one office building and three apartment complexes.

                                 Date of
Property                         Purchase  Type of Ownership      Use

Professional Plaza               03/03/81  Fee ownership        Office Bldg. -
 Office Building                                                72,559 sq.ft.
 Salt Lake City, Utah

Ventura Landing Apartments      10/07/81  Fee ownership         Apartment -
 Orlando, Florida                         to first mortgage     184 units

Village Green Apartments        12/20/91  Fee ownership         Apartment -
 Altamonte Springs,                       to first mortgage     164 units
   Florida

West Chase Apartments           09/17/90  Fee ownership         Apartment -
 Lexington, Kentucky                                            120 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                          Gross
                         Carrying   Accumulated         Useful              Federal
Property                  Value     Depreciation         Life     Method   Tax Basis
Professional Plaza      $ 4,217      $3,066            5-19 years  S/L     $ 1,556
Ventura Landing           4,854       4,250            5-19 years  S/L         728
Village Green             2,641         926            3-15 years  S/L       4,087
West Chase                2,106         956            5-15 years  S/L       1,944


   Totals               $13,818      $9,198                                $ 8,315

See "Note A" of the Notes to Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                        Principal                                         Principal
                        Balance At                                          Balance
                       December 31,    Interest     Period     Maturity     Due At
Property                    1996          Rate    Amortized      Date      Maturity
Ventura Landing           $ 2,200        7.33%      7 yrs       11/03       $2,200
Village Green               2,000        7.33%      7 yrs       11/03        2,000

   Totals                 $ 4,200                                           $4,200

During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2.2 million and $2 million, respectively. The previous Ventura Landing note of $3.2 million was repaid at that time. The interest rate was 250 basis points over the 30-day LIBOR, resulting in a total note rate of 8.00%. The loans matured on August 1, 1996, with a 60-day extension option. The Partnership exercised this option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principal and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership, however, continued seeking alternative long-term financing to obtain a lower interest rate.

In November of 1996, these two properties obtained long-term refinancing. Proceeds from this transaction totalled $4,200,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are required. Loan costs of $201,000 were incurred by the properties as a result of the interim and long-term refinancing, and are included in other assets on the balance sheet.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                Average Annual               Average
                                 Rental Rates (1)            Occupancy
Property                       1996          1995        1996          1995

Professional Plaza           $10.21        $10.19         97%           96%
Ventura Landing               5,813         5,658         95%           92%
Village Green                 5,910         5,743         95%           93%
West Chase                    6,046         5,891         93%           90%


(1) The average annual rental rate for Professional Plaza is per square foot. The rate is per unit for the apartment properties.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's properties are subject to competition
from other properties in their area.    The Managing General Partner believes
that the Partnership's properties are adequately insured. The multifamily residential properties' lease terms are one year or less. No residential tenant leases 10% or more of the available rental space.

The following is a schedule of lease expirations at Professional Plaza for the years 1997-2006:

                      Number of                                       % of Gross
                     Expirations     Square Feet     Annual Rent     Annual Rent
                                                    (in thousands)
1997                      17           28,274            $290           37.7%
1998                      13           22,215             228           29.5%
1999                      13           14,800             167           21.7%
2000                       2            4,118              51            6.6%
2001                       2            3,149              41            5.4%
2002-2006                  0                0               0              0

The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for each property:

                                             Square Footage   Annual Rent    Lease
                        Nature of Business       Leased       Square Foot   Expiration
Professional Plaza      Engineering Firm         10,411          $9.84        (1)

(1) The tenant leases four spaces with lease expiration dates of 4/30/97, 5/31/97, 1/31/98 and 1/31/98.

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

                                   1996           1996
                                   Taxes          Rate

  Professional Plaza                41            1.3%
  Ventura Landing                   76            2.3%
  Village Green                     67            2.0%
  West Chase                        21            1.0%




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

(B)   Title of Class                Number of Unit Holders of Record

      Limited Partnership Units     7,623 as of December 31, 1996

(C) In January 1995, the Partnership declared distributions, representing return of capital, totalling approximately $1,428,000 to the Partners. In December 1995, the Partnership declared and paid distributions, representing a return of capital, totalling approximately $905,000 to the Partners. Additionally, the Partnership declared and paid distributions in December of 1995, attributable to cash flow from operations, totalling approximately $640,000 to the Partners. In September of 1996, the General Partner declared and paid distributions attributable to cash flow from operations, totalling approximately $368,000 to the partners. In April of 1996, the Partnership paid state withholding taxes of $12,000 for non-resident limited partners. This payment is reflected as a distribution to the Limited Partners. See also "Item 6 - Management's Discussion and Analysis or Plan of Operations".

(D) On January 20, 1995, an affiliate of the General Partner, Insignia CCP III Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $50.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 2,260 Limited Partners holding 36,951 Units (23.29% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP III Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $1.8 million. During January of 1997, ownership of these units were transferred to another affiliate of Insignia.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Partnership realized net income of $2,842,000 for the year ended December 31, 1996, compared to a net loss of $891,000 for the year ended December 31, 1995. The increased net income is due primarily to the foreclosure of the Mountain Plaza property during the third quarter of 1996. This foreclosure resulted in an extraordinary gain on foreclosure in 1996 of $1,149,000, as well as a gain recorded to increase the carrying value of Mountain Plaza assets to their estimated market value of $1,820,000. (See "Note F" in the Notes to the Consolidated Financial Statements).

Rental income decreased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due primarily to the foreclosure noted above. Lost revenues from the foreclosed property were partially offset by rental rate increases at the Partnership's other properties. Interest and other income decreased for 1996, compared to 1995 due to decreased interest income from the Columns of Castleton note receivable, which was collected in March of 1995 (See "Note E" in the Notes to Consolidated Financial Statements). Interest income also decreased in 1996, compared to 1995 due to the liquidation of short term interest bearing investments.

Operating expenses, depreciation and interest expense decreased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due primarily to the disposition of Mountain Plaza during the third quarter of 1996. The decrease in interest expense was also impacted by the retirement of notes payable secured by the Professional Plaza Office Building and the Village Green Apartments in August 1995 (See "Note G" in the Notes to the Consolidated Financial Statements). The interest expense decrease resulting from these items was partially offset by the refinancing of the Ventura Landing note payable, a
new mortgage note payable secured by    Village Green Apartments, and default
interest on the mortgage note payable secured by Mountain Plaza Apartments which was foreclosed upon during the third quarter of 1996 (see "Note F" in the Notes to Consolidated Financial Statements). General and administrative expenses decreased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due to increased legal, printing and postage costs associated with the Partnership's required responses to various tender offers (See "Item 3. Legal Proceedings") and increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution.

The decrease in property taxes resulted from the foreclosure at Mountain Plaza, partially offset by the payment of a 1990 tax liability of $168,000, of which $68,000 was underaccrued, in order to secure the new note payable at Village Green Apartments.

The increase in maintenance expense in 1996, compared to 1995 is primarily due to a painting project at Ventura Landing. Exterior building improvements at Village Green also contributed to higher maintenance expense. The foreclosure of Mountain Plaza partially offset the increases noted above. Included in maintenance expense is approximately $168,000 in major repairs and maintenance comprised primarily of exterior building improvements.

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

Liquidity and Capital Resources

As of December 31, 1996, the Partnership held cash and cash equivalents of $3,603,000 compared to $2,854,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to a decrease in general and administrative expenses for the year ended December 31, 1996, compared to the year ended December 31, 1995. The decrease in general and administrative expenses was essentially due to expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period during the first and second quarters of 1995. These costs were related to the transition efforts incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. Net cash used in investing activities increased due to the final collection of the Columns of Castleton note receivable in March of 1995 which favorably impacted 1995's cash flows. In addition, net proceeds from sales of long-term investments were reduced in 1996 due to the Partnership investing primarily in short-term cash equivalents. Net cash provided by financing activities increased due to cash received from the refinancing of the Village Green Apartments and Ventura Landing Apartments and lower distributions to the partners during 1996 compared to 1995.

The partners amended its Partnership Agreement during 1995 to modify the requirement that the Partnership maintain reserves equal to at least 5% of invested capital to instead require reserves in an amount deemed reasonable and prudent by the General Partner (See "Item 4 - Submission of Matters to a Vote of Security Holders").

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4.2 million secured by the Village Green and Ventura Landing Apartments matures in November of 2003 with a balloon payment due at maturity, at which time the property will either be refinanced or sold. Distributions of approximately $380,000 and $2,973,000 were made to the partners during 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

ITEM 7.  FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS

    Report of Independent Auditors

    Consolidated Balance Sheet - December 31, 1996

    Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

    Consolidated Statements of Changes in Partners - Capital (Deficit) - Years ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
    1995

    Notes to Consolidated Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties III


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties III as of December 31, 1996, and the related consolidated statements of operations, changes in partners= capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


 Greenville, South Carolina
 January 28, 1997
                     CONSOLIDATED CAPITAL PROPERTIES III

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except for unit data)

                              December 31, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                    $3,603
     Restricted-tenant security deposits                                115
  Accounts receivable                                                    48
  Escrows for taxes and insurance                                        89
  Restricted escrows                                                    222
  Other assets                                                          302
  Investment properties (Notes A, H and K):
     Land                                           $   1,552
     Buildings and related personal property           12,266
                                                       13,818
     Less accumulated depreciation                     (9,198)        4,620

                                                                     $8,999

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $  114
  Tenant security deposits                                              114
  Other liabilities                                                     161
  Mortgage notes payable (Note H)                                     4,200

Partners' Capital (Deficit) (Note A)
  General partner                                   $  (1,853)
  Limited partners (158,636 units
   and outstanding)
     issued and outstanding)                            6,263         4,410

                                                                     $8,999

         See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED CAPITAL PROPERTIES III

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                Years Ended December 31,
                                                   1996            1995
Revenues:
  Rental income                                   $4,044         $ 4,167
  Other income                                       363             516
  Gain on disposition of property (Note F)         1,820              --
     Total revenues                                6,227           4,683

Expenses:
  Operating                                        1,685           1,877
  General and administrative                         360             696
  Maintenance                                        680             653
  Depreciation                                       842           1,116
  Interest                                           646             782
  Property taxes                                     321             334
     Total expenses                                4,534           5,458

Income (loss) before extraordinary items           1,693            (775)

Extraordinary loss on early extinguishment
    of debt                                           --            (116)

Extraordinary gain on foreclosure (Note F)         1,149              --

  Net income (loss)                               $2,842         $  (891)

Net income (loss) allocated to
  general partners (4%)                           $  114             (36)

Net income (loss) allocated to
  limited partners (96%)                           2,728            (855)

Net income (loss)                                 $2,842         $  (891)

Net income (loss) per limited
  partnership unit:

  Income (loss) before extraordinary item         $10.25         $ (4.69)
  Extraordinary loss on early extinguishment
    of debt                                           --            (.70)
  Extraordinary gain on foreclosure                 6.95              --

  Net income (loss)                               $17.20         $ (5.39)

            See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)

                                         Limited
                                       Partnership      General         Limited
                                           Units        Partners       Partners         Total
  Original capital contributions        158,945        $     1         $79,473        $79,474

  Partners' capital (deficit) at
      December 31, 1994                 158,636        $(1,890)        $ 7,702        $ 5,812

  Distributions paid                         --            (26)         (2,947)        (2,973)

  Net loss for the year ended
      December 31, 1995                      --            (36)           (855)          (891)

  Partners' capital (deficit)
      at December 31, 1995              158,636         (1,952)          3,900          1,948

  Distributions paid                         --            (15)           (365)          (380)

  Net income for the year ended
      December 31, 1996                      --            114           2,728          2,842

  Partners' capital (deficit)
      at December 31, 1996              158,636        $(1,853)        $ 6,263        $ 4,410

              See Accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED CAPITAL PROPERTIES III

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                        Years Ended December 31,
                                                          1996             1995
Cash flows from operating activities:
  Net income (loss)                                    $  2,842          $  (891)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Gain on disposition of property                      (1,820)              --
    Loss on repayment of mortgage notes payable              --              116
    Extraordinary gain on foreclosure                    (1,149)              --
      Depreciation                                          842            1,116
      Amortization of lease commissions
        and loan costs                                       48               51
    Loss on disposal of property                             --               38
    Change in accounts:
      Restricted cash                                         8              (59)
      Accounts receivable                                    57              (16)
      Note interest receivable                               --               15
      Escrow for taxes and insurance                        (11)              93
      Other assets                                          (16)              (4)
      Accounts payable                                      (72)             126
      Tenant security deposit liabilities                    (8)               4
      Accrued taxes                                           3             (110)
      Other liabilities                                      77              108

         Net cash provided by operating activities          801              587

Cash flows from investing activities:
  Property improvements and replacements                   (249)            (378)
  Purchase of securities available for sale                  --          (15,273)
  Proceeds from sale of securities available
    for sale                                                 --           18,292
  Collection of note receivable                              --            2,316
  Deposits to restricted escrow                            (222)              (7)
  Receipts from restricted escrow                             7               --

         Net cash (used in) provided by
           investing activities                            (464)           4,950

Cash flows from financing activities:
  Prepayment penalty on mortgage notes payable               --              (17)
  Payments on notes payable                                 (33)            (191)
  Proceeds from notes payable                             8,400               --
  Repayment of notes payable                             (7,374)          (1,592)
  Loan costs paid                                          (201)              --
  Partners' distributions                                  (380)          (2,973)

         Net cash provided by (used in)
             financing activities                           412           (4,773)

Net increase in cash and cash equivalents                   749              764

Cash and cash equivalents at beginning of period          2,854            2,090

Cash and cash equivalents at end of period             $  3,603          $ 2,854

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $    636          $   685

           See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (December 31, 1996)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties III, a California limited partnership (the "Partnership"), was formed on May 22, 1980, to acquire and operate commercial and residential properties. As of December 31, 1996, the Partnership owns three residential properties and one commercial property located in or near major urban areas in the United States.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding stock of GII Realty, Inc. At December 31, 1996, Insignia and affiliates own a total of 36,989 Units of the Partnership.

Consolidation

The Partnership's financial statements include the accounts of ConCap Mountain Plaza Associates, Ltd., and ConCap Village Green Associates, Ltd., two majority-owned limited partnerships. All intercompany transactions have been eliminated.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 3 to 19 years. Tenant improvements are depreciated over the term of the lease.

Cash and Cash Equivalents:

    Unrestricted - Unrestricted cash and cash equivalents includes cash on hand, demand deposits, money market funds, and certificates of deposit with original maturities of three months or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

    Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

   Capital Improvement Reserve - As a result of the refinancing of Ventura Landing Apartments and Village Green Apartments in 1996, the properties deposited approximately $216,000 with the mortgage company to establish a Capital Reserve designated for certain capital improvements.

   Replacement Reserve - As a result of the 1996 refinancing, each property will make monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1996, this reserve totalled approximately $6,000.

Reclassifications

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Lease Commissions

Lease commissions are capitalized and amortized using the straight-line method over the terms of the applicable leasees and are included in other assets.

Loan Costs

Loan costs are capitalized and amortized by the straight-line method over the terms of the related notes. Loan costs of approximately $201,000 were capitalized in the 1996 refinancing of two properties. The unamortized balance of the loan costs are included in other assets.

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

Advertising Costs

Advertising costs of $60,000 in 1996, and $75,000 in 1995 were charged to expenses as incurred and are included in operating expenses.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the years ended December 31, 1996 and 1995. Property management fees of approximately $207,000 and $220,000 were paid to affiliates of the General Partner for the years ended December 31, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, fees of $32,000 and $55,000 were paid to affiliates of the General Partner during the years ended December 31, 1996 and 1995, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $205,000 and $285,000 were paid to the General Partner and affiliates for the years ended December 31, 1996 and 1995, respectively. Additionally, the Partnership paid $33,000 and $24,000 during the years ended December 31, 1996 and 1995, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the terms of the respective leases. The partnership also paid $34,000 to affiliates of Insignia for reimbursements of costs related to the loan refinancing in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

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

NOTE C - COMMITMENT

The Partnership modified its Partnership Agreement during 1995 to eliminate the requirement that the Partnership maintain reserves equal to at least 5% of invested capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $3,718,000 at December 31, 1996, were deemed to be sufficient by the General Partner to fund the Partnership's liquidity requirements in 1996.


NOTE D - DISTRIBUTIONS

In September of 1996, the General Partner declared and paid distributions attributable to cash flow from operations, totaling approximately $368,000 to the partners.

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


NOTE E - COLLECTION OF NOTE RECEIVABLE

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

NOTE F - FORECLOSURE OF MOUNTAIN PLAZA APARTMENTS

On September 3, 1996, the lender foreclosed on Mountain Plaza Apartments. The mortgage note payable had been in default since May 13, 1996. In the General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. During the third quarter of 1996, the Partnership recorded a gain on the disposition of property of $1,820,000, to increase the carrying value of the Mountain Plaza assets to their estimated market value and an extraordinary gain on the foreclosure of $1,149,000.

The following noncash investing and financing amounts were recorded in the consolidated financial statements for the year ended December 31, 1996 (in thousands):


    Net real estate (a)                              $  (544)
    Net other liabilities                                 54
                                                        (490)
    Debt discharged (b)                                3,459
    Total gain                                       $ 2,969

    Gain on disposition of real estate  (c)          $ 1,820
    Extraordinary gain on foreclosure (d)              1,149
                                                     $ 2,969

    (a) Amount is net of accumulated depreciation of approximately $4.4 million.
    (b)   Amount includes accrued interest.
    (c) The gain on disposition of real estate represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition. The gain is included in "Gain on disposition of real estate" in the accompanying consolidated financial statements.
    (d) The gain on extinguishment of debt represents the difference between the estimated fair value of the property at foreclosure and the amount of debt, including accrued interest, extinguished. The gain is reflected as an extraordinary item in the accompanying consolidated financial statements.

The 1996 and 1995 results of operations for Mountain Plaza Apartments are summarized in the following table (in thousands):

                              For the Period
                             From January 1 to
                             September 3, 1996     1995

Revenues                         $ 716            $ 998
Loss from operations              (261)            (418)


NOTE G - REPAYMENT OF NOTES PAYABLE

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


NOTE H - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

                              Principal     Monthly                          Principal
                              Balance At    Payment     Stated                Balance
                             December 31,   Interest   Interest   Maturity    Due At
Property                         1996        Only        Rate       Date     Maturity
Ventura Landing Apartment      $2,200          13       7.33%      11/03     $2,200
Village Green Apartments        2,000          12       7.33%      11/03      2,000

    Totals                     $4,200      $   25                            $4,200


During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2.2 million and $2 million, respectively. The previous Ventura Landing note of $3.2 million was repaid at that time. The interest rate was 250 basis points over the 30-day LIBOR, resulting in a total note rate of 8.00%. The loans matured on August 1, 1996, with a 60-day extension option. The Partnership exercised this option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principal and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership, however, continued seeking alternative long- term financing to obtain a lower interest rate.

In November of 1996, these two properties obtained long-term refinancing. Proceeds from this transaction totalled $4,200,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. Loan costs of $201,000 were incurred by the properties as a result of the interim and long-term refinancing, and are included in other assets on the balance sheet.

The estimated fair values of the Partnership's aggregate debt approximates its carrying amount. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The entire amount of the Partnership's outstanding indebtedness of $4,200,000 is scheduled to mature in November of 2003.


NOTE I - OPERATING LEASES

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial office property leases vary from one to six years. The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):

            1997                                      $  485
            1998                                         356
            1999                                         185
            2000                                          89
            2001                                          25
                                                      $1,140

For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases. There is no assurance that this income will continue at the same level when the leases expire.

NOTE J - PARTNER TAX INFORMATION

The following is a reconciliation between net income (loss) as reported in the consolidated financial statements and federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1996 and 1995 (in thousands, except per unit data):


                                                      1996           1995

Net income (loss) as reported                        $2,842        $  (891)
Add (deduct):
 Deferred revenue and other
   liabilities                                         (157)           217
 Depreciation differences                              (103)           197
 Accrued expenses                                        28            (32)

 (Loss) gain on disposition/foreclosure                 (80)         2,264

 Federal taxable income                             $ 2,530        $ 1,755

 Federal taxable income per limited
   partnership unit                                 $(15.31)       $ 10.62


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1996 (in thousands):


  Net assets as reported                             $ 4,410
  Differences in basis of assets and
    liabilities:
      Investment properties at cost                    3,494
      Accumulated depreciation                          (107)
      Other assets and liabilities                       430
      Syndication costs                                8,692

  Net assets - tax basis                             $16,919


NOTE K - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)

                                              Initial Cost
                                             To Partnership

                                                      Buildings        Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
Description                Encumbrances    Land        Property     Acquisition

Professional Plaza         $    --       $1,045       $2,033         $1,139
Ventura Landing              2,200          282        3,754            818
Village Green                2,000          125        2,375            141
West Chase                      --          100        1,702            304

      Totals                $4,200       $1,552      $ 9,864         $2,402


                    Gross Amount At Which Carried
                         At December 31, 1996

                                  Buildings
                                    And
                                  Related
                                  Personal            Accumulated   Date   Depreciable
Description               Land    Property    Total  Depreciation Acquired Life-Years
Professional Plaza      $1,045   $ 3,172   $ 4,217    $ 3,066    03/03/81    5-19
Ventura Landing            282     4,572     4,854      4,250    10/07/81    5-19
Village Green              125     2,516     2,641        926    12/20/91    3-15
West Chase                 100     2,006     2,106        956     9/17/90    5-15

     Totals             $1,552   $12,266   $13,818    $ 9,198


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                        Years Ended December 31,
                                                            1996         1995
Investment Properties

Balance at beginning of year                               $ 18,525      $18,204
    Property improvements                                       249          378
    Dispositions through foreclosure                         (4,956)          --
    Write-down of properties                                     --          (57)

Balance at End of Year                                     $ 13,818      $18,525

Accumulated Depreciation
Balance at beginning of year                               $ 12,767      $11,671
     Additions charged to expense                               842        1,116
     Accumulated depreciation on real estate foreclosed      (4,411)          --
     Accumulated depreciation on asset write-down                --          (20)

Balance at end of year                                     $  9,198      $12,767

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is approximately $17,621,000 and $23,792,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $9,306,000 and $14,041,000, respectively.

NOTE L- CONTINGENCY

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age         Position

William H. Jarrard, Jr.             50          President

Ronald Uretta                       41          Vice President/Treasurer

Martha L. Long                      37          Controller

John K. Lines, Esq.                 37          Vice President/Secretary

Kelley M. Buechler                  39          Assistant Secretary



William H. Jarrard, Jr. has been President of CEI since December 1996 and Managing Director-Partnership Administration for Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

John K. Lines has been Secretary of CEI since December 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

Liquidity Assistance, L.L.C. ("Liquidity") delinquently reported 3 transactions as of December 31, 1996 on a Form 5 filed in January 1997, with respect to the entities' purchases of Units of Limited Partner Interest of the Partnership. Each of Insignia Financial Group, Inc., Insignia Commercial Group, Inc. and Andrew L. Farkas also delinquently reported the same transactions on a Form 5 by virtue of their status as affiliates of Ventures and Liquidity, through which they may be deemed to be beneficial owners of the securities owned by such entities.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements", "Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

     Except as provided below, as of March 1997, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.



                                                      Number of      Percent
     Name and Address                                   Units       Of Total

     Insignia and affiliates                           36,999        23.32%
     One Insignia Financial Plaza
     Greenville, SC 29602

     The units above are held by Insignia Properties, L.P. who holds 32,116 units (20.25% of outstanding units) and other affiliated entities who hold nominal amounts of units.

(b)  Beneficial Owners of Management

     Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)  Changes in Control

     Beneficial Owners of CEI

     As of March 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                            Number of       Percent
     Name and Address                      CEI Shares       Of Total

     GII Realty, Inc.                         100,000         100%
     One Insignia Financial Plaza
     Greenville, SC- 29602

     GII Realty, Inc. is owned by an affiliate of Insignia (see "Item 1").


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

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the years ended December 31, 1996 and 1995. Property management fees of approximately $207,000 and $220,000 were paid to affiliates of the General Partner for the years ended December 31, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, fees of $32,000 and $55,000 were paid to affiliates of the General Partner during the years ended 1996 and 1995, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $205,000 and $262,000 were paid to the General Partner and affiliates for the years ended December 31, 1996 and 1995, respectively. Additionally, the Partnership paid $33,000 and $24,000 during the year ended December 1996 and 1995, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the terms of the respective leases. The partnership also paid $34,000 to affiliates of Insignia for reimbursements of costs related to the loan refinancing in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

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

     (b) Reports on Form 8-K filed during the fourth quarter of 1996:

         None.

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


                               CONSOLIDATED CAPITAL PROPERTIES III

                               By:   CONCAP EQUITIES, INC.
                                     General Partner


                               By:   /s/William H. Jarrard, Jr.
                                     William H. Jarrard,
                                     President

                               By:  /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer

                               Date: March 28, 1997

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/William H. Jarrard, Jr.      President                  March 28, 1997
William H. Jarrard, Jr.


/s/Ronald Uretta                Vice President/Treasurer   March 28, 1997
Ronald Uretta

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

  10.45 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994)

  10.46         Exercise of the Option (as defined in the Gordon
                Agreement), dated December 8, 1994, between MAE-
                ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

  10.47         Multifamily Note dated November 14, 1996 between
                CCP III, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

  10.48 Multifamily Note dated November 14, 1996 between CCP III, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc..

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


     27         Financial Data Schedule