Form 10QSB
period 1997-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1997-05-15
CIK 317331

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                    $ 3,720
     Restricted-tenant security deposits                                 112
  Accounts receivable                                                     38
  Escrows for taxes and insurance                                         99
  Restricted escrows                                                     242
  Other assets                                                           303
  Investment properties:
     Land                                            $  1,552
     Buildings and related personal property           12,333
                                                       13,885
     Less accumulated depreciation                     (9,300)         4,585

                                                                     $ 9,099

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $    32
  Tenant security deposits                                               109
  Accrued taxes                                                           54
  Other liabilities                                                      142
  Mortgage notes                                                       4,200


Partners' Capital (Deficit)
  General partner                                    $ (1,847)
  Limited partners (158,636 units
     issued and outstanding)                            6,409          4,562

                                                                     $ 9,099
          See Accompanying Notes to Consolidated Financial Statements


b)                   CONSOLIDATED CAPITAL PROPERTIES III

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1997          1996
Revenues:
  Rental income                                         $   835       $ 1,085
  Other income                                               74           105
     Total revenues                                         909         1,190

Expenses:
  Operating                                                 343           444
  General and administrative                                 65            81
  Maintenance                                               110           143
  Depreciation                                              101           229
  Interest                                                   84           161
  Property taxes                                             54            84
     Total expenses                                         757         1,142

Net income                                              $   152       $    48

Net income allocated to general partner (4%)            $     6       $     2
Net income allocated to limited partners (96%)              146            46
                                                        $   152       $    48

Net income per limited
  partnership unit                                      $   .92       $   .29

          See Accompanying Notes to Consolidated Financial Statements

c)                      CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)

                                      Limited
                                    Partnership   General       Limited
                                       Units      Partner       Partners       Total
Original capital contributions       158,945      $     1        $79,473      $79,474
Partners' capital (deficit) at
  December 31, 1996                  158,636      $(1,853)       $ 6,263      $ 4,410
Net income for the three months
  ended March 31, 1997                    --            6            146          152
Partners' capital (deficit)
  at March 31, 1997                  158,636      $(1,847)       $ 6,409      $ 4,562

          See Accompanying Notes to Consolidated Financial Statements

d)                        CONSOLIDATED CAPITAL PROPERTIES III

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                                1997         1996
Cash flows from operating activities:
  Net income                                                   $  152       $   48
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                101          229
      Amortization of lease commissions and loan costs             11            9
    Change in accounts:
      Restricted cash                                               3          (12)
      Accounts receivable                                          10           40
      Escrows for taxes and insurance                             (10)        (126)
      Other assets                                                  9           (4)
      Accounts payable                                            (82)         (41)
      Tenant security deposit liabilities                          (5)           4
      Accrued taxes                                                54           78
      Other liabilities                                           (19)           3

         Net cash provided by operating activities                224          228

Cash flows from investing activities:
  Property improvements and replacements                          (67)         (53)
  Disposition of property                                          --           11
  Deposits to restricted escrows                                  (20)          --
  Receipts from restricted escrows                                 --            7

         Net cash used in investing activities                    (87)         (35)

Cash flows from financing activities:
  Payments on notes payable                                        --          (25)
  Loan costs paid                                                 (20)          --

         Net cash used in financing activities                    (20)         (25)

Net increase in cash and cash equivalents                         117          168

Cash and cash equivalents at beginning of period                3,603        2,854

Cash and cash equivalents at end of period                     $3,720       $3,022

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   77       $  154

          See Accompanying Notes to Consolidated Financial Statements

e)                   CONSOLIDATED CAPITAL PROPERTIES III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (ConCap Equities, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Consolidation

The Partnership's financial statements include the accounts of ConCap Mountain Plaza Associates, Ltd. ("Mountain Plaza Associates) 1996 only, and ConCap Village Green Associates, Ltd. ("Village Green Associates"), two majority-owned limited partnerships. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents for purposes of reporting cash flows include cash on hand, money market funds and certificates of deposit with original maturities of three months or less.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the three months ended March 31, 1997 and 1996. Property management fees of approximately $44,000 and $55,000 were paid to affiliates of the General Partner for the three months ended March 31, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $45,000 and $42,000 were paid to the General Partner and its affiliates for the three months ended March 31, 1997 and 1996, respectively. Additionally, the Partnership paid $1,000 and $9,000 during the three months ended March 31, 1997 and 1996, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISTRIBUTIONS

No distributions were made during the three months ended March 31, 1997 and 1996.


NOTE D - MORTGAGE NOTES PAYABLE

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

In November of 1996, these two properties obtained long-term refinancing. Proceeds from this transaction totaled $4,200,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. Loan costs of $20,000 were incurred by the properties as a result of the long-term refinancing during the three months ended March 31, 1996, and are included in other assets on the balance sheet.

The entire amount of the Partnership's outstanding indebtedness of $4,200,000 is scheduled to mature in November of 2003.

NOTE E - FORECLOSURE OF MOUNTAIN PLAZA APARTMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                        Average Occupancy
                                                       1997           1996
   Professional Plaza Office Building                   95%            96%
     Salt Lake City, UT
   Ventura Landing Apartments                           96%            93%
     Orlando, FL
   Village Green Apartments                             92%            95%
     Altamante Springs, FL
   West Chase Apartments                                86%            93%
     Lexington, KY

The decrease in occupancy at West Chase Apartments is a result of increased competition in the Lexington area. Several new apartment complexes were completed in 1996 which gave potential residents the opportunity to rent luxury apartments at extremely competitive rates. The increase in occupancy at Ventura Landing Apartments is due to several exterior building improvements in 1996, improving the appearance of the entire property.

The Partnership realized net income of $152,000 for the three months ended March 31, 1997, compared to net income of $48,000 for the three months ended March 31, 1996. The increase in net income is primarily due to the foreclosure of Mountain Plaza Apartments in September 1996.

Total expenses decreased for the three months ended March 31, 1997 compared to the corresponding period of 1996 due to the foreclosure of Mountain Plaza Apartments. Depreciation expense also decreased due to many of the assets acquired with the purchase of the partnership now being fully depreciated. The decrease in interest expense was also impacted by the refinancing of the Ventura Landing note payable which resulted in a lower interest rate and principle balance. This decrease was mitigated by a new mortgage at Village Green resulting from the refinancing. Also contributing to the decrease in maintenance was a decrease in interior and exterior building repairs at West Chase and Ventura Landing. Included in maintenance expense is approximately $9,000 and $30,000 of major repairs and maintenance for the three months ended March 31, 1997 and 1996, respectively. These expenses are comprised primarily of exterior building repairs. General and administrative expenses decreased due to a decrease in professional fees for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

Partially offsetting the decrease in expenses was a decrease in total revenue for the three months ended March 31, 1997 compared to the corresponding period of 1996 due to the foreclosure of Mountain Plaza Apartments.

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

At March 31, 1997, the Partnership held cash and cash equivalents of $3,720,000, compared to approximately $3,022,000 at March 31, 1996. Net cash used in investing activities increased due to increased deposits to restricted escrows and increased property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,200,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.


                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K

        None filed during the quarter ended March 31, 1997.


                                  SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          CONSOLIDATED CAPITAL PROPERTIES III

          By:       CONCAP EQUITIES, INC.
                    General Partner



          By:       /s/ William H. Jarrard, Jr.
                    William H. Jarrard, Jr.
                    President


          By:       /s/ Ronald Uretta
                    Ronald Uretta
                    Vice President/Treasurer

          Date:      May 15, 1997