Form 10QSB
period 1997-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1997-08-01
CIK 317331

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                    $ 2,850
     Restricted-tenant security deposits                                 115
  Accounts receivable                                                     18
  Escrows for taxes and insurance                                        144
  Restricted escrows                                                     114
  Other assets                                                           326
  Investment properties:
     Land                                            $ 1,552
     Buildings and related personal property          12,418
                                                      13,970
     Less accumulated depreciation                    (9,405)          4,565

                                                                     $ 8,132

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $    38
  Tenant security deposits                                               115
  Accrued taxes                                                          108
  Other liabilities                                                      156
  Mortgage notes payable                                               4,200

Partners' Capital (Deficit)
  General partner's                                  $(1,889)
  Limited partners' (158,636 units
     issued and outstanding)                           5,404           3,515

                                                                     $ 8,132
          See Accompanying Notes to Consolidated Financial Statements

b)                   CONSOLIDATED CAPITAL PROPERTIES III

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,

                                   1997          1996       1997         1996
Revenues:
  Rental income                   $ 845         $1,061     $1,680       $2,146
  Other income                       59             91        133          196
     Total revenues                 904          1,152      1,813        2,342
Expenses:
  Operating                         344            464        687          908
  General and administrative         60            116        125          197
  Maintenance                       151            176        261          319
  Depreciation                      106            232        207          461
  Interest                           86            212        170          373
  Property Taxes                     54            128        108          212
     Total expenses                 801          1,328      1,558        2,470

  Net income (loss)               $ 103         $ (176)    $  255       $ (128)

Net income (loss) allocated
  to general partner (4%)         $   4         $   (7)    $   10       $   (5)

Net income (loss) allocated
  to limited partners (96%)          99           (169)       245         (123)

Net income (loss)                 $ 103         $ (176)    $  255       $ (128)

Net income (loss) per limited
  partnership unit                $ .62         $(1.07)    $ 1.54       $ (.78)

          See Accompanying Notes to Consolidated Financial Statements

c)                   CONSOLIDATED CAPITAL PROPERTIES III

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                  Limited
                                Partnership     General       Limited
                                   Units       Partner's     Partners'      Total
Original capital contributions   158,945       $     1       $79,473       $79,474

Partners' (deficit) capital at
  December 31, 1996              158,636       $(1,853)      $ 6,263       $ 4,410

Distributions paid                    --           (46)       (1,104)       (1,150)

Net income for the six months
  ended June 30, 1997                 --            10           245           255

Partners' (deficit) capital
  at June 30, 1997               158,636       $(1,889)      $ 5,404       $ 3,515

          See Accompanying Notes to Consolidated Financial Statements

d)                        CONSOLIDATED CAPITAL PROPERTIES III

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         1997            1996
Cash flows from operating activities:
  Net income (loss)                                    $   255         $  (128)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation                                            207             461
   Amortization of lease commissions
     and loan costs                                         24              21
   Change in account:
     Restricted cash                                        --               4
     Accounts receivable                                    30              78
     Escrows for taxes and insurance                       (55)           (140)
     Other assets                                          (28)             11
     Accounts payable                                      (76)           (125)
     Tenant security deposit liabilities                     1               4
     Accrued taxes                                         108             135
     Other liabilities                                      (5)            123

       Net cash provided by operating activities           461             444

Cash flows from investing activities:
   Property improvements and replacements                 (152)            (85)
   Receipts from restricted escrows                        147               7
   Deposits to restricted escrows                          (39)             --

       Net cash used in investing activities               (44)            (78)

Cash flows from financing activities:
   Payments on mortgage notes payable                       --             (33)
   Repayment of mortgage notes payable                      --          (3,174)
   Proceeds from mortgage notes payable                     --           4,200
   Payment of loan costs                                   (20)           (135)
   Partners' distributions                              (1,150)            (12)

       Net cash (used in) provided by
         financing activities                           (1,170)            846

Net (decrease) increase in unrestricted cash
  and cash equivalents                                    (753)          1,212

Unrestricted cash and cash equivalents at
  beginning of period                                    3,603           2,854

Unrestricted cash and cash equivalents at
  end of period                                        $ 2,850         $ 4,066

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   154         $   260
[FN]
          See Accompanying Notes to Consolidated Financial Statements
[/TABLE]

e)                      CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Consolidation

The Partnership's financial statements include the accounts of ConCap Mountain Plaza Associates, Ltd. (which was dissolved in 1996, see "Note E") and ConCap Village Green Associates, Ltd., two majority-owned limited partnerships. All intercompany transactions have been eliminated.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the six month periods ended June 30, 1997 and 1996. Property management fees of approximately $88,000 and $113,000 were paid to affiliates of the General Partner for the six months ended June 30, 1997 and 1996, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. No fees were paid or accrued under this provision of the Partnership Agreement to affiliates of the General Partner during the six months ended June 30, 1997, and June 30, 1996.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $71,000 and $98,000 were paid to the General Partner and its affiliates for the six months ended June 30, 1997 and 1996, respectively.

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

In April of 1997, the General Partner declared and paid distributions, representing a return of capital, totaling approximately $1,150,000 to the partners.


NOTE D - MORTGAGE NOTES PAYABLE

During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2,200,000 and $2,000,000, respectively. The previous Ventura Landing note of $3,200,000 was repaid at that time. The interest rate was 250 basis points over the 30-day LIBOR, resulting in a total note rate of 8.00%. The loans matured on August 1, 1996, with a 60-day extension option. The Partnership exercised this option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principal and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership, however, continued seeking alternative long-term financing to obtain a lower interest rate.

In November of 1996, these two properties obtained long-term refinancing. Proceeds from this transaction totaled $4,200,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. Loan costs of approximately $215,000 have been incurred by the properties as a result of the long-term refinancing. Loan costs are included in other assets on the balance sheet and are amortized as interest expense over the term of the mortgage notes.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's remaining investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:


                                                    Average Occupancy
                                                   1997          1996
Professional Plaza Office Building
  Salt Lake City, UT                               95%            96%
Ventura Landing Apartments
  Orlando, FL                                      96%            95%
Village Green Apartments
  Altamante Springs, FL                            92%            95%
West Chase Apartments
  Lexington, KY                                    87%            92%


The decrease in occupancy at West Chase Apartments is a result of increased competition in the Lexington area. Several new apartment complexes were completed in 1996 which gave potential residents the opportunity to rent luxury apartments at extremely competitive rates.

The Partnership realized net income of $255,000 for the six months ended June 30, 1997, compared to a net loss of $128,000 for the corresponding period of 1996. The Partnership's net income for the three months ended June 30, 1997 was $103,000 compared to a net loss of $176,000 for the three months ended June 30, 1996. Rental and other income decreased primarily due to the foreclosure of Mountain Plaza Apartments in September of 1996. With respect to the remaining properties, rental revenues increased due to increased rental rates at Ventura Landing.

Total expenses decreased primarily due to the foreclosure of Mountain Plaza Apartments. Also contributing to the decrease in depreciation expense was certain assets at Ventura Landing becoming fully depreciated in 1996. The decrease in interest expense was also impacted by the refinancing of the Ventura Landing note payable which resulted in a lower interest rate and principle
balance.  This decrease was partially   offset by a new mortgage at Village
Green. General and administrative expenses decreased due to a decrease in professional fees and expense reimbursements for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Property taxes decreased as a result of the payoff of a 1990 tax liability in 1996, of which $45,000 was unaccrued, in order to secure the new note payable at Village Green.

Included in maintenance expense for the six months ended June 30, 1997 is approximately $41,000 of major repairs and maintenance comprised primarily of exterior and major tennis court repairs. For the six months ended June 30, 1996, approximately $75,000 of major repairs and maintenance comprised primarily of interior and exterior repairs is included in maintenance expense.

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

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of $2,850,000 compared to $4,066,000 at June 30, 1996. Net cash used in investing activities decreased due to increased receipts from restricted escrows partially offset by increased property improvements and replacements. Net cash used in financing activities increased due to higher distributions to the partners in 1997 than in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,200,000 matures at November 1, 2003, with balloon payments due at maturity, at which time the encumbered properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During 1997, the Partnership distributed approximately $1,150,000. The General Partner is planning to make a distribution in the third quarter of 1997.



                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


   (b)  Reports on Form 8-K:

        None filed during the quarter ended June 30, 1997.


                                    SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          CONSOLIDATED CAPITAL PROPERTIES III

          By:       CONCAP EQUITIES, INC.
                    Its General Partner



          By:       /s/ William H. Jarrard, Jr.
                    William H. Jarrard, Jr.
                    President and Director




          By:       /s/ Ronald Uretta
                    Ronald Uretta
                    Vice President/Treasurer



          Date:     August 1, 1997