Form 10QSB
period 1997-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1997-11-12
CIK 317331

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                    $ 1,839
     Restricted-tenant security deposits                                 118
  Accounts receivable                                                     19
  Escrows for taxes and insurance                                        193
  Restricted escrows                                                     136
  Other assets                                                           326
  Investment properties:
     Land                                             $ 1,552
     Buildings and related personal property           12,506
                                                       14,058
     Less accumulated depreciation                     (9,514)         4,544

                                                                     $ 7,175

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $    56
  Tenant security deposits                                               120
  Accrued property taxes                                                 162
  Other liabilities                                                      144
  Mortgage notes payable                                               4,200

Partners' Capital (Deficit)
  General partner's                                   $(1,930)
  Limited partners' (158,945 units
     issued and 158,636 outstanding)                    4,423          2,493

                                                                     $ 7,175

          See Accompanying Notes to Consolidated Financial Statements


b)                   CONSOLIDATED CAPITAL PROPERTIES III

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)



                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                       1997   1996         1997       1996
Revenues:
  Rental income                  $ 903      $ 1,025    $ 2,583      $ 3,171
  Other income                      71           93        204          289
  Gain on disposition of
    property (Note E)               --        1,820         --        1,820
     Total revenues                974        2,938      2,787        5,280

Expenses:
  Operating                        366          401      1,053        1,309
  General and administrative        93          105        218          302
  Maintenance                      177          168        438          487
  Depreciation                     109          211        316          672
  Interest                          85          187        255          560
  Property taxes                    54           71        162          283
     Total expenses                884        1,143      2,442        3,613
Income before extraordinary
    item                            90        1,795        345        1,667

Extraordinary gain on
    foreclosure (Note E)            --        1,149         --        1,149

Net income                       $  90      $ 2,944    $   345      $ 2,816

Net income allocated
  to general partners (4%)       $   4      $   118    $    14      $   113
Net income allocated
  to limited partners (96%)         86        2,826        331        2,703

Net income                       $  90      $ 2,944    $   345      $ 2,816

Net income (loss) per
  limited partnership unit:

  Income before
    extraordinary item           $ .54      $ 10.86    $  2.09      $ 10.09
  Extraordinary gain                --         6.95         --         6.95

  Net income                     $ .54      $ 17.81    $  2.09      $ 17.04

          See Accompanying Notes to Consolidated Financial Statements



c)                   CONSOLIDATED CAPITAL PROPERTIES III

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units      Partner's     Partners'      Total
Original capital contributions      158,945      $     1      $79,473      $79,474

Partners' (deficit) capital  at
  December 31, 1996                 158,636      $(1,853)     $ 6,263      $ 4,410

Distributions paid                       --          (91)      (2,171)      (2,262)

Net income for the nine months
  ended September 30, 1997               --           14          331          345

Partners' (deficit) capital
  at September 30, 1997             158,636      $(1,930)     $ 4,423      $ 2,493

          See Accompanying Notes to Consolidated Financial Statements

d)                        CONSOLIDATED CAPITAL PROPERTIES III

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                             1997          1996
Cash flows from operating activities:
  Net income                                              $   345       $ 2,816
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Gain on disposition of property                            --        (1,820)
    Extraordinary gain on foreclosure                          --        (1,149)
    Depreciation                                              316           672
    Amortization of lease commissions
      and loan costs                                           38            38
    Change in account:
      Restricted cash                                          (3)            9
      Accounts receivable                                      29            72
      Escrows for taxes and insurance                        (104)         (201)
      Other assets                                            (42)          (11)
      Accounts payable                                        (58)         (171)
      Tenant security deposits liabilities                      6            (8)
      Accrued property taxes                                  162           168
      Other liabilities                                       (17)          127

            Net cash provided by operating activities         672           542

Cash flows from investing activities:
  Property improvements and replacements                     (240)         (140)
  Receipts from restricted escrows                            147             7
  Deposits to restricted escrows                              (61)           --

         Net cash used in investing activities               (154)         (133)

Cash flows from financing activities:
  Payments on mortgage notes payable                           --           (33)
  Repayment of mortgage notes payable                          --        (3,174)
  Proceeds from mortgage notes payable                         --         4,200
  Payment of loan costs                                       (20)         (146)
  Partners' distributions                                  (2,262)         (380)

         Net cash (used in) provided by
            financing activities                           (2,282)          467

Net (decrease) increase in unrestricted cash and
  cash equivalents                                         (1,764)          876

Unrestricted cash and cash equivalents at beginning
  of period                                                 3,603         2,854

Unrestricted cash and cash equivalents at end of period   $ 1,839       $ 3,730

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   231       $   553

             See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES III
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                     (Unaudited)
                                   (in thousands)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the third quarter of 1996, Mountain Plaza Apartments was foreclosed upon by the lender. In connection with this foreclosure, the following balance sheet accounts were adjusted by the non-cash amounts noted below:

                                                          1996

Accounts receivable                                     $   (15)

Other assets                                               (106)

Investment properties                                    (2,364)

Accrued property taxes                                       34

Other liabilities                                           141

Mortgage notes payable                                    3,459

             See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the nine months ended September 30, 1997 and 1996. Property management fees of approximately $135,000 and $162,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1997 and 1996, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, fees of approximately $38,000 and $32,000 were paid to affiliates of the General Partner during the nine months ended September 30, 1997 and 1996, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $110,000 and $147,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 1997 and 1996, respectively. Additionally, the Partnership paid approximately $33,000 and $23,000 during the nine months ended September 30, 1997 and 1996, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISTRIBUTIONS

In April of 1996, the Partnership paid state withholding taxes of $12,000 for non-resident limited partners. This payment is reflected as a distribution to the Limited Partners.

In September of 1996, the Partnership paid distributions attributable to cash flow from operations, totaling approximately $368,000 to the partners.

In April of 1997, the Partnership paid distributions, representing a return of capital, totaling approximately $1,150,000 to the partners.

In September of 1997, the Partnership paid distributions totaling approximately $1,112,000 to the partners, of which approximately $435,000 was attributable to cash flow from operations and approximately $677,000 represented a return of capital.

NOTE D - MORTGAGE NOTES PAYABLE

During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2,200,000 and $2,000,000, respectively. The previous Ventura Landing note of $3,200,000 million was repaid at that time. The interest rate was 250 basis points over the 30-day LIBOR, resulting in a total note rate of 8.00%. The loans matured on August 1, 1996, with a 60-day extension option. The Partnership exercised this option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principal and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership, however, continued seeking alternative long-term financing to obtain a lower interest rate.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's remaining investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:

                                                              Average
                                                             Occupancy
                                                         1997           1996
    Professional Plaza Office Building
      Salt Lake City, UT                                  94%            97%
    Ventura Landing Apartments
      Orlando, FL                                         97%            95%
    Village Green Apartments
      Altamante Springs, FL                               94%            95%
    West Chase Apartments
        Lexington, KY                                     88%            93%


The decrease in occupancy at West Chase Apartments is attributable to competition from recently built apartment complexes in the Lexington area.

The Partnership realized net income of $345,000 for the nine months ended September 30, 1997, of which $90,000 was net income for the third quarter. The corresponding net income for the comparable periods in 1996 were $2,816,000 and $2,944,000, respectively. The decrease in net income for both the three and nine month periods ended September 30, 1997, is primarily due to the gain on disposition of property and the extraordinary gain on foreclosure from the foreclosure of Mountain Plaza Apartments in September of 1996. This foreclosure resulted in an extraordinary gain on foreclosure in 1996 of $1,149,000, as well as a gain recorded to increase the carrying value of the Mountain Plaza assets to their estimated market value of $1,820,000 (see "Item 1. Note E - Foreclosure of Mountain Plaza Apartments").

Total revenues and expenses decreased primarily due to the foreclosure of Mountain Plaza Apartments. Rental income for the remaining properties increased primarily as a result of an increase in rental rates at Ventura Landing. Contributing to the decrease in depreciation expense was certain assets at the remaining properties becoming fully depreciated in 1996. The decrease in interest expense was also impacted by the refinancing of the Ventura Landing note payable which resulted in a lower interest rate and principal balance.
This decrease was offset by a new mortgage at Village Green. Contributing to the property tax decrease was the payoff of a 1990 tax liability in 1996, of which approximately $45,000 was unaccrued, in order to secure the new note payable at Village Green. General and administrative expenses decreased for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, due to a decrease in professional fees and expense reimbursements.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $99,000 of major repairs and maintenance comprised primarily of exterior building, tennis court and parking lot repairs. For the nine months ended September 30, 1996, approximately $122,000 of major repairs and maintenance consisting primarily of interior and exterior building repairs and landscaping is included in maintenance expense.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of $1,839,000 compared to $3,730,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the foreclosure of Mountain Plaza in 1996. During the nine months ended September 30, 1996, the property had an operating cash outflow of approximately $78,000. Also contributing to the increase in cash provided by operating activities was a decrease in cash used for accounts payable due to the timing of payments. Net cash used in investing activities increased due to increased property improvements and replacements and increased deposits to restricted escrows. These increases were partially offset by an increase in receipts from restricted escrows. Net cash used in financing activities increased due to higher distributions to the partners in 1997 than in 1996 and due to proceeds received in excess of the previous mortgage pay off and costs associated with the refinancing in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,200,000 matures at November 1, 2003 with balloon payments due at maturity, at which time the encumbered properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During 1997, the Partnership distributed approximately $2,262,000.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


    (b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.

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

                               Date: November 12, 1997