Form 10KSB
period 1997-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1998-03-12
CIK 317331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year:  $3,740,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties III (the "Registrant" or "Partnership") was organized on May 22, 1980, as a limited partnership under the California Uniform Limited Partnership Act. On November 25, 1980, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-68018) and commenced a public offering for sale of $60,000,000 of Units, with the general partner's right to increase the offering to $120,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its units under the Securities Exchange Act of 1934 (File No. 0-10273) in March 1982. The sale of Limited Partnership Units closed on December 17, 1981, with 158,945 Units sold at $500 each, or gross proceeds of $79,473,000 to the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement (herein so called), the Partnership has retired a total of 363 Units. The Partnership gave no consideration for these units.

By the end of fiscal year 1985, approximately 71% of the proceeds raised had been invested in twenty-eight properties. Of the remaining 29%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 18% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1997, the Partnership owns four properties as described in "Item 2 - Description of Property". Prior to 1997, the Partnership disposed of twenty-six properties, two of which were reacquired through foreclosure.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located, and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

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

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry
Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock
of GII Realty, Inc.   As of December 31, 1997, Insignia Properties Trust ("IPT")
owns 100% of the outstanding stock of CEI. At December 31, 1997, Insignia Properties L.P., an affiliate of Insignia, owned 39,644 Units of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired twenty-eight properties, of which twenty-five were disposed of in years prior to 1996, and subsequently reacquired two of these properties through foreclosure on notes receivable. One property was relinquished through a foreclosure during 1996, thus, at December 31, 1997, the Partnership held four income-producing properties, including one office building and three apartment complexes.
The following table sets forth the Partnership's remaining investments in properties:

                                 Date of
Property                        Purchase   Type of Ownership         Use

Professional Plaza              03/03/81   Fee ownership          Office Bldg. -
 Office Building                                                  79,000 sq.ft.
 Salt Lake City, Utah

Ventura Landing Apartments      10/07/81   Fee ownership subject  Apartment -
 Orlando, Florida                          to first mortgage      184 units

Village Green Apartments        12/20/91   Fee ownership subject  Apartment -
 Altamonte Springs,                        to first mortgage      164 units
   Florida

West Chase Apartments           09/17/90   Fee ownership          Apartment -
 Lexington, Kentucky                                              120 units




SCHEDULE OF PROPERTIES (IN THOUSANDS):

                         Gross
                        Carrying    Accumulated     Useful                 Federal
Property                 Value      Depreciation     Life       Method    Tax Basis
Professional Plaza      $ 4,299      $3,112       5-19 years      S/L      $ 1,556
Ventura Landing           4,998       4,314       5-19 years      S/L          815
Village Green             2,742       1,107       3-15 years      S/L        1,903
West Chase                2,170       1,091       5-15 years      S/L        3,985

   Totals               $14,209      $9,624                                $ 8,259

See "Note A" of the Notes to Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES (IN THOUSANDS):


                    Principal                                         Principal
                   Balance At                                          Balance
                  December 31,    Interest     Period     Maturity     Due At
Property              1997          Rate     Amortized      Date      Maturity

Ventura Landing      $ 2,200       7.33%        (1)        11/03       $2,200
Village Green          2,000       7.33%        (1)        11/03        2,000

   Totals            $ 4,200                                           $4,200

(1)  Interest only payments

During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2,200,000 and $2,000,000, respectively. The previous Ventura Landing note of $3,200,000 was repaid at that time. The interest rate was 250 basis points over the 30-day LIBOR, resulting in a total note rate of 8.00%. The loans matured on August 1, 1996, with a 60-day extension option. The Partnership exercised this option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principal and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership, however, continued seeking alternative long-term financing to obtain a lower interest rate. In November of 1996, these two properties obtained long-term refinancing. Proceeds from this transaction totaled $4,200,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are required. As a result of the refinancings, the Partnership spent approximately $20,000 and $201,000 on loan costs during the years ended December 31, 1997 and 1996, respectively.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                              Average Annual               Average
                             Rental Rates (1)             Occupancy
Property                     1997         1996        1997         1996

Professional Plaza          $10.80      $10.21         94%          97%
Ventura Landing              6,127       5,813         96%          95%
Village Green                6,126       5,910         95%          95%
West Chase                   6,254       6,046         88%          93%

(1) The average annual rental rate for Professional Plaza is per square foot. The rate is per unit for the apartment properties.

The decrease in occupancy at West Chase Apartments is attributable to competition from recently built apartment complexes in the Lexington, Kentucky area.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's properties are subject to competition from other properties in their area. The General Partner believes that the Partnership's properties are adequately insured. The multifamily residential properties' lease terms are one year or less. No residential tenant leases 10% or more of the available rental space.

The following is a schedule of lease expirations at Professional Plaza for the years 1998-2007:


                  Number of                                       % of Gross
                 Expirations    Square Feet      Annual Rent      Annual Rent
                                               (in thousands)

1998                 16          25,980             $277             31.7%
1999                 11          14,078              163             18.6%
2000                 13          29,145              357             40.9%
2001                  2           3,149               41              4.7%
2002                  2           2,779               36              4.1%
2003-2007             0               0                0                0


The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for Professional Plaza at December 31, 1997:


                          Square Footage  Annual Rent Per      Lease
   Nature of Business        Leased         Square Foot      Expiration

    Engineering Firm          8,620           $11.28          5/31/00
    Mortgage Company         10,071            12.10            (1)

(1) The tenant leases two spaces with lease expiration dates of 3/31/98 and 11/30/00.


SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:

                                   1997           1997
                                   Taxes          Rate

  Professional Plaza               $45            1.3%
  Ventura Landing                   82            2.3%
  Village Green                     67            2.0%
  West Chase                        21            1.0%


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)   Title of Class                Number of Unit Holders of Record

      Limited Partnership Units     7,423 as of December 31, 1997

(C) In September of 1997, the Partnership paid distributions totaling approximately $1,112,000 to the partners, of which approximately $435,000 was attributable to cash flow from operations and $677,000 represented a return of capital. In April of 1997, the Partnership paid distributions to the partners representing a return of capital totaling approximately $1,150,000. In September of 1996, the Partnership paid distributions attributable to cash flow from operations totaling approximately $368,000 to the partners. In April of 1996, the Partnership paid state withholding taxes of $12,000 for non-resident limited partners. This payment is reflected as a distribution to the Limited Partners. See also "Item 6 - Management's Discussion and Analysis or Plan of Operations".

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of $491,000 for the year ended December 31, 1997, compared to net income of $2,842,000 for the year ended December 31, 1996. The decrease in net income is due primarily to the foreclosure of the Mountain Plaza property during the third quarter of 1996. This foreclosure resulted in an extraordinary gain on foreclosure in 1996 of $1,149,000, as well as a gain recorded to increase the carrying value of Mountain Plaza assets to their estimated market value of $1,820,000 (see "Note E" in the Notes to the Consolidated Financial Statements).

Total revenues and expenses decreased primarily due to the foreclosure of Mountain Plaza Apartments. Rental income for the remaining properties increased primarily as a result of an increase in rental rates. Other income decreased due to the foreclosure of Mountain Plaza and due to a decrease in interest income. Interest income decreased as a result of lower average cash balances in 1997 compared to 1996. Depreciation expense decreased due to certain assets at the remaining properties becoming fully depreciated in 1996. Interest expense decreased due to the refinancing of the Ventura Landing note payable in 1996 which resulted in a lower interest rate and principal balance. This decrease was partially offset by a new mortgage at Village Green (see "Note F" in the Notes to Consolidated Financial Statements). The property taxes decreased due to the payoff of a 1990 tax liability in 1996, of which approximately $45,000 was unaccrued, in order to secure the new note payable at Village Green. General and administrative expenses decreased for the year ended December 31, 1997, compared to the year ended December 31, 1996, due to a decrease in professional fees and expense reimbursements.

With respect to the remaining properties, operating expenses also decreased due to a reduction in maintenance costs primarily due to a painting project completed during 1996 at Ventura Landing. Included in maintenance expense for the year ended December 31, 1997 is approximately $102,000 of major repairs and maintenance comprised primarily of exterior building, tennis court, and parking lot repairs. For the year ended December 31, 1996, approximately $222,000 of major repairs and maintenance, comprised primarily of interior and exterior building repairs, were included in maintenance expense.

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

Liquidity and Capital Resources

As of December 31, 1997, the Partnership held cash and cash equivalents of $2,038,000 compared to $3,603,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997 was $1,565,000 compared to a net increase of $749,000 for the year ended December 31, 1996.
Net cash provided by operating activities increased primarily due to the foreclosure of Mountain Plaza in 1996. During the year ended December 31, 1996, the property had negative operating cash flow of approximately $79,000. Also contributing to the increase in cash provided by operating activities was an increase in rental income at the remaining properties and a decrease in cash used for accounts payable due to the timing of payments. Net cash used in investing activities decreased due to increased receipts from and fewer deposits to restricted escrows as a result of the completion of capital projects required by the 1996 refinancing. This decrease was partially offset by increased property improvements and replacements. Net cash used in financing activities increased primarily due to higher distributions to the partners in 1997 than in 1996. In addition, included in net cash provided by financing activities in 1996 were net proceeds received from the mortgage refinancings.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,200,000 matures November 1, 2003 with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Distributions of approximately $2,262,000 and $380,000 were made to the partners during 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will
not pose significant operational problems for    its computer systems. However,
if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS

    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheet - December 31, 1997

    Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

    Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

    Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
    1996

    Notes to Consolidated Financial Statements





                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties III


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties III as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


 Greenville, South Carolina
 January 23, 1998








                     CONSOLIDATED CAPITAL PROPERTIES III

                          CONSOLIDATED BALANCE SHEET

                       (in thousands, except unit data)

                              December 31, 1997





Assets
  Cash and cash equivalents                                         $  2,038
  Receivables and deposits                                               199
  Restricted escrows                                                     106
  Other assets                                                           315
  Investment properties (Notes A and J):
     Land                                            $   1,552
     Buildings and related personal property            12,657
                                                        14,209
     Less accumulated depreciation                      (9,624)        4,585

                                                                    $  7,243

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                  $    139
  Tenant security deposits payable                                       121
  Other liabilities                                                      144
  Mortgage notes payable (Note F)                                      4,200

Partners' Capital (Deficit)
  General partners'                                  $  (1,924)
   Limited partners' (158,945 units issued and
    158,582 outstanding)                                 4,563         2,639

                                                                    $  7,243

         See Accompanying Notes to Consolidated Financial Statements



                     CONSOLIDATED CAPITAL PROPERTIES III

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                 Years Ended December 31,
                                                    1997           1996
Revenues:
  Rental income                                    $3,482         $4,044
  Other income                                        258            363
  Gain on disposition of property (Note E)             --          1,820
     Total revenues                                 3,740          6,227

Expenses:
  Operating                                         1,985          2,365
  General and administrative                          281            360
  Depreciation                                        426            842
  Interest                                            339            646
  Property taxes                                      218            321
     Total expenses                                 3,249          4,534

Income before extraordinary item                      491          1,693

Extraordinary gain on foreclosure (Note E)             --          1,149

Net income                                         $  491         $2,842

Net income allocated to general partners (4%)      $   20         $  114

Net income allocated to limited partners (96%)        471          2,728

                                                   $  491         $2,842
Net income per limited partnership unit:

  Income before extraordinary item                 $ 2.97         $10.25
  Extraordinary gain on foreclosure                    --           6.95

  Net income                                       $ 2.97         $17.20

Distributions per limited partnership unit:        $13.69         $ 2.30

            See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)

                                        Limited
                                      Partnership     General      Limited
                                         Units       Partners'    Partners'     Total
 Original capital contributions         158,945      $     1        $79,473    $79,474

 Partners' (deficit) capital
     at December 31, 1995               158,636      $(1,952)       $ 3,900    $ 1,948

 Distributions paid                          --          (15)          (365)      (380)

 Net income for the year ended
     December 31, 1996                       --          114          2,728      2,842

 Partners' (deficit) capital
     at December 31, 1996               158,636       (1,853)         6,263      4,410

 Abandonment of limited
     partnership units                      (54)          --             --         --

 Distributions paid                          --          (91)        (2,171)    (2,262)

 Net income for the year ended
     December 31, 1997                       --           20            471        491

 Partners' (deficit) capital
     at December 31, 1997               158,582      $(1,924)       $ 4,563    $ 2,639


              See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES III

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                        Years Ended December 31,
                                                          1997          1996
Cash flows from operating activities:
  Net income                                           $    491      $  2,842
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on disposition of property                          --        (1,820)
    Extraordinary gain on foreclosure                        --        (1,149)
    Depreciation                                            426           842
    Amortization of lease commissions
        and loan costs                                       52            48
    Change in accounts:
      Receivables and deposits                               53            54
      Other assets                                          (45)          (16)
      Accounts payable                                       25           (72)
      Tenant security deposits                                7            (8)
      Accrued property taxes                                 --             3
      Other liabilities                                     (17)           77

            Net cash provided by operating activities       992           801

Cash flows from investing activities:
  Property improvements and replacements                   (391)         (249)
  Net receipts from (deposits to) restricted
   escrows                                                  116          (215)

         Net cash used in investing activities             (275)         (464)

Cash flows from financing activities:
  Payments on mortgage notes payable                         --           (33)
  Repayment of mortgage notes payable                        --        (7,374)
  Proceeds from mortgage notes payable                       --         8,400
  Payment of loan costs                                     (20)         (201)
  Partners' distributions                                (2,262)         (380)

         Net cash (used in) provided by financing
             activities                                  (2,282)          412

Net (decrease) increase in cash and cash
  equivalents                                            (1,565)          749

Cash and cash equivalents at beginning of period          3,603         2,854

Cash and cash equivalents at end of period             $  2,038      $  3,603

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $    308      $    636


           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties III, a California limited partnership (the
"Partnership"), was formed on May 22, 1980, to acquire and operate commercial and residential properties. As of December 31, 1997, the Partnership owns three residential properties and one commercial property located in or near major urban areas in the United States.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia
Transaction") in which an affiliate of Insignia Financial Group, Inc.
("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia
Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and an Insignia affiliate acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On
October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding stock of GII Realty, Inc. At
December 31, 1997, Insignia and affiliates own a total of 39,644 Units of the Partnership.

Consolidation

The Partnership's financial statements include the accounts of ConCap Mountain
Plaza Associates, Ltd. (which was dissolved in 1996, see "Note E") and ConCap
Village Green Associates, Ltd. The Partnership owns a 99% interest in each of the partnerships, and it has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.

Investment Properties

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting
Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 3 to 19 years. Tenant improvements are depreciated over the term of the lease.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

   Capital Improvement Reserve - As a result of the refinancing of Ventura
   Landing Apartments and Village Green Apartments in 1996, the properties deposited approximately $216,000 with the mortgage company to establish a Capital Reserve designated for certain capital improvements. At December 31, 1997, this reserve totaled approximately $61,000.

   Replacement Reserve - As a result of the 1996 refinancing, each property will make monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1997, this reserve totaled approximately $45,000.


Fair Value of Financial Instruments

"SFAS No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and
Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Lease Commissions

Lease commissions are capitalized and are amortized using the straight-line method over the terms of the applicable leases. Unamortized lease commissions of approximately $56,000 are included in other assets at December 31, 1997.

Loan Costs

Loan costs are capitalized and are amortized by the straight-line method as interest expense over the terms of the related notes. Unamortized loan costs of approximately $179,000 are included in other assets at December 31, 1997.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration.  The Partnership
expects that in the normal course of    business these leases will be renewed or
replaced by other leases.  Commercial property leases vary from one to five years.

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

Advertising Costs

Advertising costs of approximately $48,000 in 1997 and $60,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.
The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue; for a partnership management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the General
Partner during each of the years ended December 31, 1997 and 1996
(in thousands):

                                                  1997        1996

Property management fees (included in
  operating expenses)                             $181        $207
Reimbursement for services of affiliates
  including $4,000 and $10,000 of
  construction service reimbursements in
  1997 and 1996, respectively (included in
  operating and general and administrative
  expenses)                                        153         205
Partnership management fees (included in
  general and administrative expenses)              38          32

Additionally, the Partnership paid approximately $42,000 and $33,000 during the years ended December 31, 1997 and 1996, respectively, to an affiliate of the
General Partner for lease commissions   at the Partnership's commercial
property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid approximately
$5,000 and $34,000 during the years ended December 31, 1997 and 1996, respectively, to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - COMMITMENT

The Partnership modified its Partnership Agreement during 1995 to eliminate the requirement that the Partnership maintain reserves equal to at least 5% of invested capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents of approximately $2,038,000 at December 31, 1997, were deemed to be sufficient by the General Partner to fund the Partnership's liquidity requirements in 1997.

NOTE D - DISTRIBUTIONS

In September of 1997, the Partnership paid distributions totaling approximately
$1,112,000 to the partners, of which approximately $435,000 was attributable to cash flow from operations and $677,000 represented a return of capital. In
April of 1997, the Partnership paid distributions to the partners representing a return of capital totaling approximately $1,150,000.

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
                                                     $ 2,969

    (a) Amount is net of accumulated depreciation of approximately $4,400,000.
    (b) Amount includes accrued interest.
    (c) The gain on disposition of real estate represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition. The gain is included in "Gain on disposition of property" in the accompanying consolidated financial statements.
    (d) The gain on extinguishment of debt represents the difference between the estimated fair value of the property at foreclosure and the amount of debt, including accrued interest, extinguished. The gain is reflected as an extraordinary item in the accompanying consolidated financial statements.

The 1996 results of operations for Mountain Plaza Apartments are summarized in the following table (in thousands):

                              For the Period
                             From January 1 to
                             September 3, 1996
Revenues                         $ 716
Loss from operations              (261)

NOTE F - MORTGAGE NOTES PAYABLE

The principal terms of the mortgage notes payable are as follows (in thousands):



                               Principal     Monthly                          Principal
                               Balance At    Interest    Stated                Balance
                              December 31,     Only     Interest   Maturity    Due At
Property                           1997      Payment       Rate      Date     Maturity
Ventura Landing Apartments      $2,200      $   13       7.33%      11/03     $2,200
Village Green Apartments         2,000          12       7.33%      11/03      2,000

    Totals                      $4,200      $   25                            $4,200



During the second quarter of 1996, the Partnership entered into an interim financing arrangement for both Ventura Landing and Village Green for $2,200,000 and $2,000,000, respectively. The previous Ventura Landing note of $3,200,000 was repaid at that time. The interest rate was 250 basis points over the 30-day LIBOR, resulting in a total note rate of 8.00%. The loans matured on August 1, 1996, with a 60-day extension option. The Partnership exercised this option to convert the interim loans to fixed rate amortizing loans with an interest rate equal to the Treasury Rate, as defined in the financing agreement, plus 2.15%. Such converted loans would mature in ten years with monthly payments of principal and interest based on a schedule which would fully amortize the loans over a thirty year term. The Partnership, however, continued seeking alternative long-term financing to obtain a lower interest rate. In November of 1996, these two properties obtained long-term refinancing. Proceeds from this transaction totaled $4,200,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. As a result of the refinancings, the Partnership spent approximately $20,000 and $201,000 on loan costs during the years ended
December 31, 1997 and 1996, respectively.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties.

NOTE G - OPERATING LEASES

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial office property leases vary from one to five years. The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


            1998                            $   664
            1999                                525
            2000                                287
            2001                                 63
            2002                                 23
                                             $1,562


For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases. There is no assurance that this income will continue at the same level when the leases expire.


NOTE H - LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 54 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that entire year. The loss per limited partnership unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE I - PARTNER TAX INFORMATION

The following is a reconciliation between net income as reported in the consolidated financial statements and federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1997 and 1996 (in thousands, except per unit data):


                                                       1997           1996

Net income as reported                               $  491         $2,842
Add (deduct):
  Deferred revenue and other liabilities                  4           (157)
  Depreciation differences                              (22)          (103)
  Accrued expenses                                       (9)            28
  Other                                                   3             --
  (Loss) gain on disposition/foreclosure                 --            (80)

Federal taxable income                               $  467        $ 2,530

Federal taxable income per limited
   partnership unit                                  $ 2.82        $ 15.31

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1997 (in thousands):


  Net assets as reported                             $ 2,639
  Differences in basis of assets and
    liabilities:
      Investment properties at cost                    3,803
      Accumulated depreciation                          (129)
      Other assets and liabilities                       119
      Syndication costs                                8,691

  Net assets - tax basis                             $15,123



NOTE J - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(in thousands)


                                         Initial Cost
                                        To Partnership

                                                   Buildings           Cost
                                                  and Related      Capitalized
                                                    Personal      Subsequent to
Description             Encumbrances    Land        Property       Acquisition

Professional Plaza       $    --       $1,045      $ 2,033           $1,221
Ventura Landing            2,200          282        3,754              962
Village Green              2,000          125        2,375              242
West Chase                    --          100        1,702              368

      Totals              $4,200       $1,552      $ 9,864           $2,793


                       Gross Amount At Which Carried
                            At December 31, 1997

                            Buildings
                           And Related
                             Personal            Accumulated     Date   Depreciable
Description          Land    Property    Total   Depreciation  Acquired  Life-Years
Professional Plaza $1,045   $ 3,254    $ 4,299    $ 3,112      03/03/81     5-19
Ventura Landing       282     4,716      4,998      4,314      10/07/81     5-19
Village Green         125     2,617      2,742      1,107      12/20/91     3-15
West Chase            100     2,070      2,170      1,091       9/17/90     5-15

     Totals        $1,552   $12,657    $14,209    $ 9,624


NOTE J - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (continued)
 (in thousands)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                       Years Ended December 31,
                                                          1997          1996
Investment Properties
Balance at beginning of year                           $ 13,818       $ 18,525
    Property improvements                                   391            249
    Dispositions through foreclosure                         --         (4,956)

Balance at End of Year                                 $ 14,209       $ 13,818

Accumulated Depreciation
Balance at beginning of year                           $  9,198       $ 12,767
     Additions charged to expense                           426            842
     Accumulated depreciation on real estate foreclosed      --         (4,411)

Balance at end of year                                 $  9,624       $  9,198

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is approximately $18,012,000 and $17,621,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $9,753,000 and $9,306,000, respectively.

NOTE K - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1997 and 1996 audits of the Partnership's financial statements.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities Inc. ("CEI"), the Partnership's General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

William H. Jarrard, Jr.             51                   President and Director

Ronald Uretta                       41                   Vice President and
                                                           Treasurer

Martha L. Long                      38                   Controller

Robert D. Long, Jr.                 30                   Vice President

Daniel M. LeBey                     32                   Vice President and
                                                           Secretary

Kelley M. Buechler                  40                   Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1994 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

     Except as provided below, as of January 1, 1998, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                            Number of      Percent
     Name and Address                          Units       Of Total

     Insignia Properties, L.P.                39,644        25.00%
     One Insignia Financial Plaza
     Greenville, SC 29602

Insignia Properties, L.P. is an affiliate of Insignia (see "Item 1. Description of Business").

(b)  Beneficial Owners of Management

     Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)  Changes in Control

     Beneficial Owners of CEI

     As of January 1, 1998, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                             Number of       Percent
     Name and Address                       CEI Shares      Of Total

     Insignia Properties Trust                100,000         100%
     One Insignia Financial Plaza
     Greenville, SC 29602

     Insignia Properties Trust is an affiliate of Insignia (see "Item 1 - Description of Business").

There are no arrangements known to the General Partner, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue; for a partnership management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the General Partner during each of the years ended December 31, 1997 and 1996
(in thousands):

                                               1997            1996
Property management fees                       $181            $207
Reimbursement for services of affiliates        153             205
Partnership management fees                      38              32

Additionally, the Partnership paid $42,000 and $33,000 during the years ended December 31, 1997 and 1996, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid approximately $5,000 and $34,000 during the years ended December 31, 1997 and 1996, respectively, to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  See Exhibit Index contained herein.

     (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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


                               CONSOLIDATED CAPITAL PROPERTIES III

                               By:   CONCAP EQUITIES, INC.
                                     Its General Partner


                               By:   /s/William H. Jarrard, Jr.
                                     William H. Jarrard, Jr.
                                     President and Director

                               By:  /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer

                               Date: March 12, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.      President                  March 12, 1998
William H. Jarrard, Jr.




/s/Ronald Uretta                Vice President/Treasurer   March 12, 1998
Ronald Uretta






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