Form 10QSB
period 1998-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1998-04-30
CIK 317331

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998


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

                                 (864) 239-1000
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                         $  2,202
  Receivables and deposits                                               250
  Restricted escrows                                                      94
  Other assets                                                           296
  Investment properties:
     Land                                            $  1,552
     Buildings and related personal property           12,740
                                                       14,292
     Less accumulated depreciation                     (9,735)         4,557

                                                                     $ 7,399

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $    34
  Tenant security deposits payable                                       127
  Accrued property taxes                                                  56
  Other liabilities                                                      136
  Mortgage notes payable                                               4,200

Partners' Capital (Deficit)
  General partners'                                  $ (1,916)
  Limited partners' (158,582 units
     issued and outstanding)                            4,762          2,846

                                                                     $ 7,399

          See Accompanying Notes to Consolidated Financial Statements


b)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                        Three Months Ended
                                                             March 31,
                                                          1998        1997
Revenues:
  Rental income                                      $    908      $    826
  Other income                                             54            74
     Total revenues                                       962           900

Expenses:
  Operating                                               441           444
  General and administrative                               62            65
  Depreciation                                            111           101
  Interest                                                 85            84
  Property taxes                                           56            54
     Total expenses                                       755           748

Net income                                           $    207      $    152


Net income allocated to general partners (4%)        $      8      $      6
Net income allocated to limited partners (96%)            199           146
                                                     $    207      $    152

Net income per limited
  partnership unit                                   $   1.25      $    .92

Limited partnership units outstanding                 158,582       158,636

          See Accompanying Notes to Consolidated Financial Statements

c)
                        CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)

                                      Limited
                                    Partnership    General       Limited
                                       Units       Partners'     Partners'     Total
Original capital contributions       158,945      $     1        $79,473      $79,474

Partners' (deficit) capital at
 December 31, 1997                   158,582      $(1,924)       $ 4,563      $ 2,639

Net income for the three months
 ended March 31, 1998                     --            8            199          207

Partners' (deficit) capital
 at March 31, 1998                   158,582      $(1,916)       $ 4,762      $ 2,846

          See Accompanying Notes to Consolidated Financial Statements


d)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                               1998            1997
Cash flows from operating activities:
  Net income                                                 $  207          $  152
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                              111             101
      Amortization of lease commissions and loan costs           14              11
      Change in accounts:
        Receivables and deposits                                (51)              3
        Other assets                                              5               9
        Accounts payable                                       (105)            (82)
        Tenant security deposits payable                          6              (5)
        Accrued property taxes                                   56              54
        Other liabilities                                        (8)            (19)

            Net cash provided by operating activities           235             224

Cash flows from investing activities:
  Property improvements and replacements                        (83)            (67)
  Net receipts from (deposits to) restricted escrows             12             (20)

         Net cash used in investing activities                  (71)            (87)

Cash flows from financing activities:
  Loan costs paid                                                --             (20)

         Net cash used in financing activities                   --             (20)

Net increase in cash and cash equivalents                       164             117

Cash and cash equivalents at beginning of period              2,038           3,603

Cash and cash equivalents at end of period                   $2,202          $3,720

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   77          $   77

          See Accompanying Notes to Consolidated Financial Statements


e)
                     CONSOLIDATED CAPITAL PROPERTIES III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in ConCap Village Green Associates, Ltd. The Partnership may remove the General Partner of this lower tier, therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates of the General Partner for property management services based on a percentage of revenue; for a partnership management fee equal to 9% of the total distributions made to limited partners from cash flow from operations; and for reimbursements of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership. The following payments were paid to affiliates of the General Partner during each of the three months ended March 31, 1998 and 1997 (in thousands):


                                                            1998       1997
Property management fees (included in
  operating expenses)                                      $ 47        $ 44
Reimbursement for services of affiliates including
  approximately $2,000 of construction service
  reimbursements in both 1998 and 1997 (included in
  operating and general and administrative
  expenses)                                                  38          45

Additionally, the Partnership paid approximately $3,000 and $1,000 during the three months ended March 31, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid approximately $5,000 during the three months ended March 31, 1997 to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                 Average Occupancy
                                                1998            1997

Professional Plaza Office Building              95%             95%
 Salt Lake City, UT

Ventura Landing Apartments                      95%             96%
 Orlando, FL

Village Green Apartments                        99%             92%
 Altamante Springs, FL

West Chase Apartments                           87%             86%
 Lexington, KY

The low occupancy at West Chase Apartments is a result of competition from several new apartment complexes completed in the Lexington area in 1996 and 1997. The increase in occupancy at Village Green Apartments is due to several exterior and interior building improvements in 1997, improving the appearance of the entire property.

The Partnership realized net income of $207,000 for the three months ended March 31, 1998, compared to net income of $152,000 for the three months ended March 31, 1997. The increase in net income is primarily due to increased rental revenue due to rental rate increases at all of the properties except West Chase, as well as an occupancy increase at Village Green. Total expenses remained stable for the three months ended March 31, 1998 compared to the corresponding period in 1997. Included in operating expense is approximately $5,000 and $9,000 of major repairs and maintenance for the three months ended March 31, 1998 and 1997, respectively. The expenses for 1998 are comprised primarily of exterior building repairs and landscaping. The 1997 expenses are comprised primarily of exterior building repairs.

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

At March 31, 1998, the Partnership held cash and cash equivalents of $2,202,000, compared to approximately $3,720,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 is $164,000 compared to a net increase of $117,000 for the three months ended March 31, 1997. Net cash provided by operating activities increased primarily due to increased rental revenue, as discussed above. Partially offsetting this increase to cash was an increase in receivables and deposits for the first quarter of 1998 compared to the first quarter of 1997. Net cash used in investing activities decreased due to increased receipts from restricted escrows. Net cash used in financing activities decreased due to loan costs incurred in 1997 related to the 1996 debt refinancing.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,200,000 matures on November 1, 2003 with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K:

        None filed during the quarter ended March 31, 1998.


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



                               Date:     April 30, 1998