Form 10QSB
period 1998-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1998-08-06
CIK 317331

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


                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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


ITEM 1.  FINANCIAL STATEMENTS

a)
                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                              $ 2,410
  Receivables and deposits                                   308
  Restricted escrows                                          88
  Other assets                                               292
  Investment properties:
     Land                                     $ 1,552
     Buildings and related personal property   12,874
                                               14,426
     Less accumulated depreciation             (9,849)     4,577


                                                         $ 7,675

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                       $    59
  Tenant security deposit liabilities                        134
  Accrued property taxes                                     112
  Other liabilities                                          145
  Mortgage notes payable                                   4,200

Partners' Capital (Deficit)
  General partners'                           $(1,909)
  Limited partners' (158,582 units
     issued and outstanding)                    4,934      3,025


                                                         $ 7,675

          See Accompanying Notes to Consolidated Financial Statements


b)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                 1998       1997       1998       1997
Revenues:
  Rental income               $    912   $    832   $  1,820   $  1,658
  Other income                      63         59        117        133
     Total revenues                975        891      1,937      1,791

Expenses:
  Operating                        479        482        920        926
  General and administrative        62         60        124        125
  Depreciation                     114        106        225        207
  Interest                          85         86        170        170
  Property taxes                    56         54        112        108
     Total expenses                796        788      1,551      1,536

Net income                    $    179   $    103   $    386   $    255

Net income allocated
  to general partners (4%)    $      7   $      4   $     15   $     10

Net income allocated
  to limited partners (96%)        172         99        371        245

                              $    179   $    103   $    386   $    255

Net income per limited
  partnership unit            $   1.08   $    .62   $   2.34   $   1.54

Limited partnership units
  outstanding                  158,582    158,636    158,582    158,636

          See Accompanying Notes to Consolidated Financial Statements


c)
                        CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)



                                  Limited
                                Partnership   General    Limited
                                   Units     Partners'  Partners'    Total


Original capital contributions    158,945    $       1  $ 79,473   $ 79,474

Partners' (deficit) capital at
 December 31, 1997                158,582    $ (1,924)  $  4,563   $  2,639

Net income for the six months
 ended June 30, 1998                   --           15       371        386

Partners' (deficit) capital
 at June 30, 1998                 158,582    $ (1,909)  $  4,934   $  3,025

            See Accompanying Notes to Consolidated Financial Statements


d)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                         1998      1997
Cash flows from operating activities:
  Net income                                           $   386   $   255
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                         225       207
      Amortization of lease commissions and loan costs      28        24
      Change in accounts:
        Receivables and deposits                          (109)      (25)
        Other assets                                        (5)      (28)
        Accounts payable                                   (80)      (76)
        Tenant security deposit liabilities                 13         1
        Accrued property taxes                             112       108
        Other liabilities                                    1        (5)

           Net cash provided by operating activities       571       461

Cash flows from investing activities:
  Property improvements and replacements                  (217)     (152)
  Net receipts from restricted escrows                      18       108

           Net cash used in investing activities          (199)      (44)

Cash flows from financing activities:
  Loan costs paid                                           --       (20)
  Partners' distributions                                   --    (1,150)

           Net cash used in financing activities            --    (1,170)

Net increase (decrease) in cash and cash equivalents       372      (753)

Cash and cash equivalents at beginning of period         2,038     3,603

Cash and cash equivalents at end of period             $ 2,410   $ 2,850

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   154   $   154

          See Accompanying Notes to Consolidated Financial Statements

e)
                      CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in ConCap Village Green Associates, Ltd. The Partnership may remove the General Partner of this lower tier; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

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

The following payments were paid to affiliates of the General Partner for the six month periods ended June 30, 1998 and 1997, respectively (in thousands):

                                              1998      1997
Property management fees (included in
  operating expenses)                         $ 95      $ 88
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses)                      72        71

In addition, the Partnership paid approximately $5,000 and $3,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the General Partner for construction oversight reimbursements related to capital improvements and major repair projects. The Partnership paid approximately $8,000 and $21,000 during the six months ended June 30, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid approximately $5,000 during the six months ended June 30, 1997 to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

During July 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in five real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 75,000 of the outstanding units of limited partnership interest in the Partnership, at $60 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 30, 1998 (the "Offer to Purchase"). Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission on July 30, 1998), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.

NOTE C - DISTRIBUTION

In April of 1997, the General Partner declared and paid a distribution, representing a return of capital, totaling approximately $1,150,000 to the partners. There were no distributions to the partners during the six months ended June 30, 1998.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998 and 1997:

                                      Average Occupancy
                                      1998         1997

Professional Plaza Office Building     96%          95%
 Salt Lake City, UT

Ventura Landing Apartments             95%          96%
 Orlando, FL

Village Green Apartments               99%          92%
 Altamonte Springs, FL

West Chase Apartments                  84%          87%
 Lexington, KY

The decrease in occupancy at West Chase Apartments is a result of competition from several new apartment complexes completed in the Lexington area in 1996 and 1997. The increase in occupancy at Village Green Apartments is due to several exterior and interior building improvements made in 1997, which improved the appearance of the entire property.

The Partnership realized net income of approximately $386,000 for the six months ended June 30, 1998, compared to net income of approximately $255,000 for the six months ended June 30, 1997. The Partnership's net income for the three months ended June 30, 1998 was approximately $179,000 compared to net income of approximately $103,000 for the three months ended June 30, 1997. The increase in net income is primarily due to increased rental revenue due to rental rate increases at Professional Plaza, Ventura Landing, and Village Green, as well as occupancy increases at Village Green and Professional Plaza. Total expenses remained stable for the six months ended June 30, 1998 compared to the corresponding period in 1997. Included in operating expense are approximately $20,000 and $41,000 of major repairs and maintenance for the six months ended June 30, 1998 and 1997, respectively. The major repairs and maintenance items for 1998 are comprised primarily of exterior building repairs and landscaping. The 1997 major repairs and maintenance items are comprised primarily of exterior building and tennis court repairs.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $2,410,000 compared to approximately $2,850,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was $372,000 compared to a net decrease of $753,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily due to increased rental revenue, as discussed above. Partially offsetting this increase to cash was an increase in receivables and deposits for the first six months of 1998 compared to the first six months of 1997. Net cash used in investing activities increased due to decreased receipts from restricted escrows and increased property improvements and replacements. Net cash used in financing activities decreased primarily due to distributions paid in the first six months of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,200,000 matures on November 1, 2003 with balloon payments due at maturity, at which time the properties will either be refinanced or sold. During the six months ended June 30, 1997, the Partnership distributed approximately $1,150,000 to the partners. No distributions were made during the six months ended June 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, refinancings, property sales, and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K:

        None filed during the quarter ended June 30, 1998.



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


                               Date: August 6, 1998