Form 10QSB
period 1998-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1998-11-13
CIK 317331

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


ITEM 1.   FINANCIAL STATEMENTS

a)
                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $ 2,526
  Receivables and deposits                                  381
  Restricted escrows                                        109
  Other assets                                              289
  Investment properties:
     Land                                    $ 1,552
     Buildings and related personal property  12,955
                                              14,507
     Less accumulated depreciation            (9,968)     4,539

                                                        $ 7,844

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                      $    45
  Tenant security deposit liabilities                       138
  Accrued property taxes                                    168
  Other liabilities                                         158
  Mortgage notes payable                                  4,200

Partners' Capital (Deficit)
  General partners'                          $(1,904)
  Limited partners' (158,582 units
     issued and outstanding)                   5,039      3,135

                                                        $ 7,844

          See Accompanying Notes to Consolidated Financial Statements


b)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                1998       1997       1998       1997
Revenues:
  Rental income               $    918   $    894   $  2,738   $  2,552
  Other income                      72         71        189        204
     Total revenues                990        965      2,927      2,756

Expenses:
  Operating                        547        534      1,467      1,460
  General and administrative        74         93        198        218
  Depreciation                     119        109        344        316
  Interest                          84         85        254        255
  Property taxes                    56         54        168        162
     Total expenses                880        875      2,431      2,411

Net income                    $    110   $     90   $    496   $    345

Net income allocated
  to general partners (4%)    $      4   $      4   $     20   $     14

Net income allocated
  to limited partners (96%)        106         86        476        331

                              $    110   $     90   $    496   $    345

Net income per limited
  partnership unit            $    .67   $    .54   $   3.00   $   2.09

Limited partnership units
  outstanding                  158,582    158,636    158,582    158,636

          See Accompanying Notes to Consolidated Financial Statements

c)
                        CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total

Original capital contributions    158,945   $      1  $ 79,473   $ 79,474

Partners' (deficit) capital at
 December 31, 1997                158,582   $ (1,924) $  4,563   $  2,639

Net income for the nine months
 ended September 30, 1998              --         20       476        496

Partners' (deficit) capital
 at September 30, 1998            158,582   $ (1,904) $  5,039   $  3,135

            See Accompanying Notes to Consolidated Financial Statements


d)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                         1998       1997
Cash flows from operating activities:
 Net income                                            $   496    $   345
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                         344        316
      Amortization of lease commissions and loan costs      45         38
      Change in accounts:
        Receivables and deposits                          (182)       (78)
        Other assets                                       (19)       (42)
        Accounts payable                                   (94)       (58)
        Tenant security deposit liabilities                 17          6
        Accrued property taxes                             168        162
        Other liabilities                                   14        (17)

           Net cash provided by operating activities       789        672

Cash flows from investing activities:
 Property improvements and replacements                   (298)      (240)
 Net (deposits to) receipts from restricted escrows         (3)        86

           Net cash used in investing activities          (301)      (154)

Cash flows from financing activities:
 Loan costs paid                                            --        (20)
 Partners' distributions                                    --     (2,262)

           Net cash used in financing activities            --     (2,282)

Net increase (decrease) in cash and cash equivalents       488     (1,764)

Cash and cash equivalents at beginning of period         2,038      3,603

Cash and cash equivalents at end of period             $ 2,526    $ 1,839

Supplemental disclosure of cash flow information:
 Cash paid for interest                                $   231    $   231

          See Accompanying Notes to Consolidated Financial Statements



e)
                      CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note D"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates of the General Partner for property management services based on a percentage of revenue; for a partnership management fee equal to 9% of the total distributions made to limited partners from cash flow from operations; and for reimbursements of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

The following payments were paid to affiliates of the General Partner for the nine month periods ended September 30, 1998 and 1997, respectively:

                                                           1998     1997
                                                           (in thousands)

Property management fees (included in operating expenses)  $143     $135

Reimbursement for services of affiliates (included in
 operating and general and administrative expenses)         112      110

Partnership management fees (included in general and
 administrative expenses)                                    --       38

In addition, the Partnership paid approximately $18,000 and $33,000 during the nine months ended September 30, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid approximately $5,000 during the nine months ended September 30, 1997 to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

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

During July 1998, an affiliate of the General Partner commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 75,000 of the outstanding units of limited partnership interest in the Partnership, at $60 per Unit, net to the seller in cash. The Purchaser has extended the tender offer expiration date to November 16, 1998.

NOTE C - DISTRIBUTION

In April of 1997, the General Partner paid distributions representing a return of capital of approximately $1,150,000 to the partners. In September 1997, the General Partner paid distributions totaling approximately $1,112,000 to the partners, of which approximately $435,000 was attributable to cash flow from operations and approximately $677,000 represented a return of capital. There were no distributions to the partners during the nine months ended September 30, 1998.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1998 and 1997:

                                       Average Occupancy
                                       1998         1997

Professional Plaza Office Building     96%          94%
 Salt Lake City, UT

Ventura Landing Apartments             95%          97%
 Orlando, FL

Village Green Apartments               99%          94%
 Altamonte Springs, FL

West Chase Apartments                  83%          88%
 Lexington, KY

The decrease in occupancy at West Chase Apartments is a result of increased competition from newer, more luxurious apartment complexes in the Lexington market. Although physical occupancy had improved to 88% at the end of September, the property continues to have increased tenant turnover. The increased occupancy at Village Green is due to strong resident retention along with a healthy local market.

The Partnership realized net income of approximately $496,000 for the nine months ended September 30, 1998, compared to net income of approximately $345,000 for the nine months ended September 30, 1997. The Partnership's net income for the three months ended September 30, 1998 was approximately $110,000 compared to net income of approximately $90,000 for the three months ended September 30, 1997. The increase in net income is primarily due to increased rental revenue due to rental rate increases at Professional Plaza, Ventura Landing, and Village Green, as well as occupancy increases at Village Green and Professional Plaza. Also contributing to the increase in net income was a decrease in general and administrative expense resulting from partnership management fees paid in 1997 related to distributions of cash from operations in that year. Total expenses have remained relatively stable for the nine months ended September 30, 1998 compared to the corresponding period in 1997. Included in operating expense are approximately $78,000 and $99,000 of major repairs and maintenance for the nine months ended September 30, 1998 and 1997, respectively. The major repairs and maintenance items for 1998 are comprised primarily of exterior painting, exterior building repairs and landscaping. The 1997 major repairs and maintenance items are comprised primarily of exterior building, tennis court and parking lot repairs.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $2,526,000 compared to approximately $1,839,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 was $488,000 compared to a net decrease of $1,764,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to increased rental revenue, as discussed above. Partially offsetting this increase to cash were increased receivables and deposits and a decrease in accounts payable due to the timing of payments. Net cash used in investing activities increased due to decreased receipts from restricted escrows and increased property improvements and replacements. Net cash used in financing activities decreased primarily due to distributions paid in the first nine months of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvement are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of $4,200,000 matures on November 1, 2003 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the nine months ended September 30, 1997, the Partnership distributed approximately $2,262,000 to the partners. No distributions were made during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are schedule to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 27 Financial Data Schedule, is filed as an exhibit to this report.


      (b)  Reports on Form 8-K:

           None filed during the quarter ended September 30, 1998.



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


                               CONSOLIDATED CAPITAL PROPERTIES III

                               By:        CONCAP EQUITIES, INC.
                                          Its General Partner


                               By:        /s/ Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 13, 1998