Form 10KSB
period 1998-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1999-03-26
CIK 317331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from          to

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

State issuer's revenues for its most recent fiscal year:  $3,923,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.




                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties III (the "Registrant" or "Partnership") was organized on May 22, 1980, as a limited partnership under the California Uniform Limited Partnership Act. Commencing November 25, 1980, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "SEC"), $60,000,000 of units of limited partnership interest (the "Units"), with the general partner's right to increase the offering to $120,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on December 17, 1981, with 158,945 Units sold at $500 each, or gross proceeds of $79,473,000 to the Partnership. ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"), contributed capital in the amount of $1,000 for a 4% interest in the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement (herein so called), the Partnership has retired a total of 363 Units. The Partnership gave no consideration for these units. As of December 31, 1998, Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO") owns 100% of the outstanding stock of CEI. Therefore, the General Partner is now a subsidiary of AIMCO. At December 31, 1998, affiliates of AIMCO owned 57,052.5 Units of the Partnership. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

By the end of fiscal year 1985, approximately 71% of the proceeds raised had been invested in twenty-eight properties. Of the remaining 29%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 18% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

The Registrant is engaged in the business of operating and holding real properties for investment. At December 31, 1998, the Partnership owned three apartment complexes and one office building as described in "Item 2. Description of Properties". Prior to 1998, the Partnership disposed of twenty-six properties, two of which were reacquired through foreclosure. The General Partner of the Partnership intends to maximize operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

During July 1998, an affiliate of the General Partner commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 75,000 of the outstanding units of limited partnership interest in the Partnership, at $60 per Unit net to the seller in cash. An affiliate of the General Partner acquired 17,056.0 Units in the Partnership as a result of this tender offer.

A further description of the Partnership's business is included in Management's Discussion and Analysis Plan of Operation included in "Item 6" of this Form 10-KSB.

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Partnership's properties and the rents that may be charged for such apartments and commercial space. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments and commercial space is local.
In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner, has been providing such property management services. Effective October 1, 1998, management and administrative services for the commercial property were provided by an unrelated party.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investment in properties:

                             Date of
Property                    Purchase  Type of Ownership           Use

Professional Plaza          03/03/81  Fee ownership         Office Bldg.
 Office Building                                            81,000 sq.ft.
 Salt Lake City, Utah

Ventura Landing Apartments  10/07/81  Fee ownership subject Apartment
 Orlando, Florida                     to first mortgage     184 units

Village Green Apartments    12/20/91  Fee ownership subject Apartment
 Altamonte Springs,                   to first mortgage (1) 164 units
  Florida

West Chase Apartments       09/17/90  Fee ownership         Apartment
 Lexington, Kentucky                                        120 units

(1) Property is held by a limited partnership in which the Registrant owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                     Gross

                    Carrying   Accumulated    Useful                Federal

Property             Value    Depreciation     Life     Method     Tax Basis

                        (in thousands)                          (in thousands)


Professional Plaza  $ 4,356    $ 3,159      5-19 years    S/L     $ 1,679

Ventura Landing       5,152      4,398      5-19 years    S/L         896

Village Green         2,825      1,298      3-15 years    S/L       3,858

West Chase            2,256      1,234      5-15 years    S/L       1,882


   Totals           $14,589    $10,089                            $ 8,315



See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                   Principal                                    Principal

                  Balance At                                     Balance

                 December 31,   Interest  Period   Maturity      Due At

Property             1998         Rate   Amortized   Date     Maturity (2)

                (in thousands)                               (in thousands)


Ventura Landing     $2,200       7.33%      (1)     11/03      $2,200

Village Green        2,000       7.33%      (1)     11/03       2,000


   Totals           $4,200                                     $4,200


(1)  Interest only payments
(2) See "Item 7. Financial Statement - Note E" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.



RENTAL RATES AND OCCUPANCY:


                          Average Annual      Average Annual

                         Rental Rates (1)        Occupancy

Property                  1998      1997      1998      1997


Professional Plaza      $11.79    $10.80       95%       94%

Ventura Landing          6,547     6,127       95%       96%

Village Green            6,445     6,126       98%       95%

West Chase               6,264     6,254       85%       88%


(1) The average annual rental rate for Professional Plaza is per square foot. The rate is per unit for the apartment properties.

The General Partner attributes the decrease in occupancy at West Chase Apartments to increased competition from newer, more luxurious apartment complexes in the Lexington, Kentucky market. The increased occupancy at Village Green is due to strong resident retention along with a healthy local market.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's properties are subject to competition from other residential apartment complexes and commercial buildings in their area. The General Partner believes that the Partnership's properties are adequately insured. Each residential property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. (See "Notes A and F" to the consolidated financial statements included in, "Item 7. Financial Statements" for a description of certain terms of the commercial leases. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of lease expirations at Professional Plaza for the years 1999-2008:


                  Number of                                 % of Gross

                 Expirations  Square Feet    Annual Rent    Annual Rent

                                           (in thousands)


      1999            14        19,738          $235           30.2%

      2000            16        32,895           400           51.4%

      2001             8        12,253            90           11.6%

      2002             3         8,869            36            4.6%

      2003             1         1,320            17            2.2%

   2004-2008           0             0             0              0


The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for Professional Plaza at December 31, 1998:


                        Square Footage  Annual Rent Per       Lease



  Nature of Business        Leased        Square Foot      Expiration


   Engineering Firm          8,620           $12.00          5/31/00


REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                  1998           1998

                                 Billing         Rate

                             (in thousands)


Professional Plaza                 $41           1.18%

Ventura Landing                     85           2.32%

Village Green                       70           1.94%

West Chase                          19           0.98%


CAPITAL IMPROVEMENTS:

Professional Plaza

In 1998, the Partnership completed approximately $57,000 of capital improvements, consisting primarily of tenant improvements, water heaters, office equipment and signage. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $59,000 are planned for 1999, including tenant improvements and air conditioning units.

Ventura Landing

In 1998, the Partnership completed approximately $154,000 of capital improvements, consisting primarily of carpet and vinyl replacement, land improvements, swimming pool improvements, air conditioning units and appliances. These improvements were funded from cash provided by operations and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $298,000 are planned for 1999, including carpet and vinyl replacement, parking lot improvements, light fixtures, roof replacement and other structural improvements.

Village Green

In 1998, the Partnership completed approximately $82,000 of capital improvements, consisting primarily of carpeting, furniture and fixtures, swimming pool improvements, appliances and other building improvements. These improvements were funded from cash provided by operations and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $299,000 are planned for 1999, including carpet and vinyl replacement, air conditioning units, fencing, exterior painting, parking lot improvements, and other structural improvements.

West Chase

In 1998, the Partnership completed approximately $87,000 of capital improvements, consisting primarily of carpeting, exterior painting, and other building improvements. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $250,000 are planned for 1999, including carpet and vinyl replacement, heating units, plumbing, landscaping, roof replacement and other building improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during quarter ended December 31, 1998.





                                    PART II


ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units aggregating $79,473,000. In addition, the General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 6,203 holders of record owning an aggregate of 158,582 Units. Affiliates of the General Partner owned 57,052.5 Units or 35.976% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1997, the Partnership paid distributions totaling approximately $2,262,000 to the partners, of which approximately $435,000 ($2.63 per limited partnership unit) was attributable to cash flow from operations and approximately $1,827,000 ($11.06 per limited partnership unit) represented a return of capital. No distributions were paid during the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year-end a distribution of $1,985,000 ($12.48 per limited partnership unit) was paid during January 1999 of which approximately $1,826,000 ($11.52 per limited partnership unit) represented a return of capital and approximately $159,000 ($.96 per limited partnership unit) was from cash flow from operations. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was approximately $760,000 as compared to approximately $491,000 for the year ended December 31, 1997. (See "Note G" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's Federal taxable income). The increase in net income was due to increased total revenue and reduced total expenses. Total revenues increased primarily due to increased rental revenue due to rate increases at all of the Partnership's properties. Total expenses decreased primarily due to decreased operating expenses. Operating expenses decreased due to reduced repair and maintenance expenses at all the partnership's properties during 1998 and reduced insurance expense due to a change in insurance providers.

General and administrative expenses decreased slightly primarily due to partnership management fees paid in 1997 related to distributions of cash from operations for that year. There were no distributions during 1998, so no partnership management fee was paid during 1998. Partially offsetting this decrease, were increased printing and mailing costs related to correspondence with the limited partners. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

As of December 31, 1998, the Partnership held cash and cash equivalents of approximately $2,883,000 compared to approximately $2,038,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $1,197,000 of cash provided by operating activities partially offset by approximately $352,000 of cash used by investing activities. Cash used in investing activities consisted of property improvements and replacements offset by receipts from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $906,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Professional Plaza include tenant improvements and air conditioning units. Budgeted capital improvements at Ventura Landing include carpet and vinyl replacement, parking lot improvements, light fixtures, roof replacements, and other structural improvements. Budgeted capital improvements at Village Green include carpet and vinyl replacement, air conditioning units, fencing, exterior painting, parking lot improvements, and other structural improvements. Budgeted capital improvements at West Chase include carpet and vinyl replacement, heating units, plumbing, roof replacement, other building improvements, and landscaping. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $4,200,000 requires interest only payments with the principal balance due in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions of approximately $2,262,000 were made during the year ended December 31, 1997, of which approximately $435,000 was attributable to cash flow from operations and approximately $1,827,000 represented a return of capital.
No distributions were paid during the year ended December 31, 1998. During the first quarter of fiscal 1999, the Registrant made distributions of $1,985,000 of which approximately $1,826,000 represented a return of capital and approximately $159,000 was from cash flow from operations. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.  FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL PROPERTIES III


LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
     December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties III


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties III as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

  Cash and cash equivalents                                      $  2,883

  Receivables and deposits                                            216

  Restricted escrows                                                   78

  Other assets                                                        288

  Investment properties (Notes E and I):



     Land                                           $  1,552

     Buildings and related personal property          13,037

                                                      14,589

     Less accumulated depreciation                   (10,089)       4,500


                                                                 $  7,965


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                               $     61

  Tenant security deposit liabilities                                 140

  Other liabilities                                                   165

  Mortgage notes payable (Note E)                                   4,200


Partners' Capital (Deficit)

  General partners'                                 $ (1,894)

  Limited partners' (158,582 units issued and

    outstanding)                                       5,293        3,399



                                                                 $  7,965


          See Accompanying Notes to Consolidated Financial Statements





                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                               Years Ended December 31,

                                                     1998          1997

Revenues:

  Rental income                                    $3,669        $3,434

  Other income                                        254           258

     Total revenues                                 3,923         3,692


Expenses:

  Operating                                         1,878         1,937

  General and administrative                          263           281

  Depreciation                                        465           426

  Interest                                            338           339

  Property taxes                                      219           218

     Total expenses                                 3,163         3,201


Net income                                         $  760        $  491


Net income allocated to general partners (4%)      $   30        $   20


Net income allocated to limited partners (96%)        730           471


                                                   $  760        $  491


Net income per limited partnership unit            $ 4.60        $ 2.97


Distributions per limited partnership unit         $   --        $13.69


          See Accompanying Notes to Consolidated Financial Statements







                      CONSOLIDATED CAPITAL PROPERTIES III



       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                   Limited

                                 Partnership    General     Limited

                                    Units      Partners    Partners     Total


Original capital contributions    158,945      $      1    $ 79,473    $ 79,474


Partners' (deficit) capital

 at December 31, 1996             158,636      $ (1,853)   $  6,263     $ 4,410


Abandonment of limited

 partnership units                    (54)           --          --          --


Distributions paid                     --           (91)     (2,171)     (2,262)


Net income for the year ended

 December 31, 1997                     --            20         471         491


Partners' (deficit) capital at

 December 31, 1997                158,582        (1,924)      4,563       2,639


Net income for the year ended

 December 31, 1998                     --            30         730         760


Partners' (deficit) capital at

 December 31, 1998                158,582      $ (1,894)   $  5,293    $  3,399


          See Accompanying Notes to Consolidated Financial Statements






                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                       Years Ended December 31,

                                                           1998        1997

Cash flows from operating activities:

  Net income                                            $   760     $   491

  Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation                                            465         426

    Amortization of lease commissions

        and loan costs                                       61          52

    Change in accounts:

      Receivables and deposit liabilities                   (17)         53

      Other assets                                          (34)        (45)

      Accounts payable                                      (78)         25

      Tenant security deposits                               19           7

      Other liabilities                                      21         (17)


            Net cash provided by operating activities     1,197         992


Cash flows from investing activities:

  Property improvements and replacements                   (380)       (391)

  Net receipts from restricted escrows                       28         116


         Net cash used in investing activities             (352)       (275)



Cash flows from financing activities:

  Payment of loan costs                                      --         (20)

  Partners' distributions                                    --      (2,262)


         Net cash used in financing activities               --      (2,282)


Net increase (decrease) in cash and cash

  equivalents                                               845      (1,565)


Cash and cash equivalents at beginning of period          2,038       3,603


Cash and cash equivalents at end of period              $ 2,883     $ 2,038


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   308     $   308


          See Accompanying Notes to Consolidated Financial Statements







                      CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Properties III, a California limited partnership (the "Registrant" or "Partnership"), was formed on May 22, 1980, to acquire and operate commercial and residential properties. The general partner responsible for management of the Partnership's business is ConCap Equities Inc. ("CEI" or the "General Partner"). As of December 31, 1998, Insignia Properties Trust ("IPT") a subsidiary of Apartment Investment and Management Company ("AIMCO") owned 100% of the outstanding stock of CEI. Therefore, the General Partner is a subsidiary of AIMCO (See "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. As of December 31, 1998, the Partnership owned two residential properties in Florida, one residential property in Kentucky and one commercial property located in Utah.

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

Principles of Consolidation: The Partnership's financial statements include the accounts of ConCap Village Green Associates, Ltd. The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership. All intercompany transactions have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Allocation of Profits, Gains, and Losses: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 96% to the Limited Partners and 4% to the General Partner.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
First, to the partners in proportion to their interests until the limited partners have received proceeds equal to their original capital investment applicable to the property; Second, to the limited partners until the limited partners have received distributions from all sources equal to their 12% cumulative return; Third, concurrent with limited partner distributions 4% to the general partner subordinated and deferred until the limited partners have received 100% of their capital contributions; Thereafter, 86% to the limited partners in proportion to their interests and 14% to the General Partner.

Investment Properties: Investment properties consist of three apartment complexes and one commercial office building and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

 Capital Improvement Reserve: As a result of the refinancing of Ventura Landing Apartments and Village Green Apartments in 1996, the properties deposited approximately $216,000 with the mortgage company to establish a capital reserve designated for certain capital improvements. At December 31, 1998, this reserve totaled approximately $14,000.

 Replacement Reserve: As a result of the 1996 refinancing, each property makes monthly deposits to establish and maintain a replacement reserve designated for repairs and replacements at the properties. At December 31, 1998, this reserve totaled approximately $64,000.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Lease Commissions: Lease commissions are capitalized and are amortized using the straight-line method over the terms of the applicable leases. Unamortized lease commissions of approximately $52,000 are included in other assets at December 31, 1998.

Loan Costs: Loan costs of approximately $214,000, less accumulated amortization of approximately $69,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Leases: The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

The Partnership leases certain commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the lease. For all other leases, rents are recognized over the terms of the lease as earned.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note J" for disclosure).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $53,000 and $48,000 for the years ended December 31, 1998 and 1997, respectively were charged to operating expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue; for a partnership management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and affiliates during each of the years ended December 31, 1998 and 1997:

                                                     1998        1997
                                                      (in thousands)

Property management fees (included in operating
 expenses)                                            $180        $181

Reimbursement for services of affiliates
 (included in operating and general and
 administrative expenses) (1)                          147         153

Partnership management fees (included in
 general and administrative expenses)                   --          38

(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $5,000 and $4,000 in reimbursements for construction oversight costs, respectively.

Additionally, the Partnership paid approximately $18,000 and $42,000 during the years ended December 31, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid approximately $5,000 during the year ended December 31, 1997, to affiliates of the General Partner for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $146,000 and $139,000 for the years ended December 31, 1998 and 1997 respectively. During the year ended December 31, 1997 and for the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 31, 1998 and were approximately $42,000 and $34,000 respectively, Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note B")), those services for the commercial properties were provided by Insignia/ESG, which is no longer a related party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $147,000 and $153,000 for the years ended December 31, 1998 and 1997, respectively.

During July 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 75,000 of the outstanding units of limited partnership interest in the Partnership at $60 per Unit, net to the seller in cash. The Purchaser acquired 17,056.00 units pursuant to this tender offer. AIMCO currently owns, through its affiliates, a total of 57,052.5 limited partnership units or 35.976%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period of January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE D - DISTRIBUTIONS

During the year ended December 31, 1997, the Partnership paid distributions totaling approximately $2,262,000 to the partners, of which approximately $435,000 was attributable to cash flow from operations and approximately $1,827,000 represented a return of capital. No distributions were paid during 1998. Subsequent to the Partnership's fiscal year-end, a distribution of $1,985,000 was paid to the partners of which approximately $1,826,000 represented a return of capital and approximately $159,000 was from cash flow from operations.

NOTE E - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows:



                            Principal   Monthly                      Principal

                            Balance At  Interest  Stated              Balance

                           December 31,   Only   Interest Maturity     Due At

Property                       1998     Payment    Rate     Date      Maturity

                              (in thousands)                     (in thousands)


Ventura Landing Apartments    $2,200   $   13     7.33%    11/03      $2,200

Village Green Apartments       2,000       12     7.33%    11/03       2,000


   Totals                     $4,200   $   25                         $4,200


In November of 1996, Ventura Landing and Village Green obtained long-term refinancing. Proceeds from this transaction totaled $4,200,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. As a result of the refinancings, the Partnership spent approximately $20,000 and $201,000 on loan costs during the years ended December 31, 1997 and 1996, respectively. These loan costs are included in other assets on the balance sheet.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Also, both loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The estimated fair values of the Partnership's aggregate debt is approximately $4,200,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

NOTE F - OPERATING LEASES

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial office property leases vary from one to five years. The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


      1999        $  819

      2000           535

      2001           225

      2002           124

      2003            11

                  $1,714


For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases. There is no assurance that this income will continue at the same level when the leases expire.

NOTE G - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                                  1998        1997


Net income as reported                          $  760      $  491

Add (deduct):

 Deferred revenue and other liabilities              1           4

 Depreciation differences                           52         (22)

 Accrued expenses                                   22          (9)

 Other                                              (1)          3


Federal taxable income                          $  834      $  467


Federal taxable income per limited

  partnership unit                              $ 5.05      $ 2.82


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1998 (in thousands):


Net assets as reported                                      $  3,399

Differences in basis of assets and liabilities

 Investment properties at cost                                 3,803

 Accumulated depreciation                                        (77)

 Other assets and liabilities                                    140

 Syndication costs                                             8,692


Net assets - tax basis                                      $ 15,957



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


NOTE I - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                    Initial Cost

                                   To Partnership

                                   (in thousands)


                                               Buildings        Cost

                                              and Related    Capitalized

                                                Personal    Subsequent to

Description          Encumbrances     Land      Property     Acquisition

                    (in thousands)                         (in thousands)


Professional Plaza    $   --         $1,045      $2,033       $1,278

Ventura Landing        2,200            282       3,754        1,116

Village Green          2,000            125       2,375          325

West Chase                --            100       1,702          454


Totals                $4,200         $1,552      $9,864       $3,173






                  Gross Amount At Which Carried

                       At December 31, 1998

                          (in thousands)


                            Buildings

                           And Related

                            Personal              Accumulated      Date    Depreciable

Description         Land    Property     Total    Depreciation   Acquired  Life-Years

                                                 (in thousands)


Professional Plaza $1,045    $ 3,311   $ 4,356     $ 3,159       03/03/81     5-19

Ventura Landing       282      4,870     5,152       4,398       10/07/81     5-19

Village Green         125      2,700     2,825       1,298       12/20/91     3-15

West Chase            100      2,156     2,256       1,234       09/17/90     5-15


Totals             $1,552    $13,037   $14,589     $10,089





Reconciliation of "Real Estate and Accumulated Depreciation":


                                               Years Ended December 31,

Real Estate                                       1998          1997


Balance at beginning of year                    $14,209       $13,818

    Property improvements                           380           391

Balance at end of Year                          $14,589       $14,209


Accumulated Depreciation

Balance at beginning of year                    $ 9,624       $ 9,198

     Additions charged to expense                   465           426

Balance at end of year                          $10,089       $ 9,624


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $18,481,000 and $18,012,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $10,166,000 and $9,753,000, respectively.

NOTE J - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Salt Lake City, Utah. This property leases space to a variety of tenants at terms ranging from one to five years.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1998
                                    Residential  Commercial    Other    Totals
Rental income                       $ 2,733      $   936     $    --   $ 3,669
Other income                            159            3          92       254
Interest expense                        338           --          --       338
Depreciation                            417           48          --       465
General and administrative expense       --           --         263       263
Segment profit (loss)                   499          432        (171)      760
Total assets                          3,978        1,484       2,503     7,965
Capital expenditures for investment
 properties                             323           57          --       380


1997
                                     Residential  Commercial   Other    Totals
Rental income                       $ 2,601       $   833     $    --  $ 3,434
Other income                            134            10         114      258
Interest expense                        339            --          --      339
Depreciation                            381            45          --      426
General and administrative expense       --            --         281      281
Segment profit (loss)                   310           348        (167)     491
Total assets                          3,997         1,367       1,879    7,243
Capital expenditures for investment
 properties                             309            82          --      391

NOTE K - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young, LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.





                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Consolidated Capital Properties III (the "Partnership" or "Registrant") has no officers or directors. The general partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities Inc. ("CEI" or "General Partner"), the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998:

            Entity              Number of Unite    Percentage


 Cooper River Properties, LLC

   (an affiliate of AIMCO)          17,056.0        10.755%

Insignia Properties LP

   (an affiliate of AIMCO)          39,761.5        25.073%

AIMCO Properties LP

   (an affiliate of AIMCO)             235.0          .148%


Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties is also owned by AIMCO and its business address is 1873 Bellaire Street, 17th Floor, Denver, CO 80222.

No director or officer of the General Partner owns any Units.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 35.976% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue; for a partnership management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and affiliates during each of the years ended December 31, 1998 and 1997:

                                                      1998        1997
                                                        (in thousands)

Property management fees                              $180        $181

Reimbursement for services of affiliates (1)           147         153

Partnership management fees                             --          38

(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $5,000 and $4,000 in reimbursements for construction oversight costs, respectively.

Additionally, the Partnership paid approximately $18,000 and $42,000 during the years ended December 31, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid approximately $5,000 during the year ended December 31, 1997, to affiliates of the General Partner for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the terms of the respective loans.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $146,000 and $139,000 for the years ended December 31, 1998 and 1997 respectively. During the year ended December 31, 1997 and for the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 31, 1998 and were approximately $42,000 and $34,000 respectively, Effective October 1, 1998 (the effective date of the Insignia Merger), those services for the commercial properties were provided by Insignia, ESG, which is no longer a related party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $147,000 and $153,000 for the years ended December 31, 1998 and 1997, respectively.

During July 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 75,000 of the outstanding units of limited partnership interest in the Partnership at $60 per Unit, net to the seller in cash. The Purchaser acquired 17,056.00 units pursuant to this tender offer. AIMCO currently owns, through its affiliates, a total of 57,052.5 limited partnership units or 35.976%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period of January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      See Exhibit Index contained herein.

(b)   Reports on Form 8-K filed during the fourth quarter of 1998:

      Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998, disclosing change in control of the Registrant from Insignia Financial Group, Inc. to AIMCO.



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


                                CONSOLIDATED CAPITAL PROPERTIES III

                                By: CONCAP EQUITIES, INC.
                                    Its General Partner


                                By: /s/ Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                                By: /s/ Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting


                                Date:  March 26, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye       Executive Vice President      Date:  March 26, 1999
Patrick J. Foye           and Director


/s/ Timothy R. Garrick     Vice President - Accounting  Date:  March 26, 1999
Timothy R. Garrick         and Director




                               INDEX OF EXHIBITS


EXHIBIT NO.  DOCUMENT DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

3          Certificate of Limited Partnership, as amended to date.
           (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.1 Property Management Agreement No. 104 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.2 Property Management Agreement No. 204 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.3 Property Management Agreement No. 305 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.4 Property Management Agreement No. 402 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.5 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.6 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.7 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.8 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.9 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Horn-Barlow Companies (200 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.10 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.11 Assignment and Assumption Agreement dated October 23, 1990, by and between R&B Realty Group (400 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.12 Assignment and Assumption of Property Management Agreements dated August 1, 1991, by and between R & B Arizona Management Company, Inc. and R & B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

10.17 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Horn-Barlow Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
           1991).

10.18 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (the "Metro Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.19 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Metro Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
           1991).

10.20 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company (the "Hayman Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.21 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Hayman Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
           1991).

10.22 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and R & B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)

19.1 Modified First Amended Plan of Reorganization for CCP/III Associates, Ltd., dated and filed March 24, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

19.2 Modified First Amended Disclosure Statement for the Modified First Amended Plan of Reorganization for CCP/III Associates, Ltd., dated and filed March 24, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

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