Form 10QSB
period 1999-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 1999-04-30
CIK 317331

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


                 For the quarterly period ended March 31, 1999


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1999
                        (in thousands, except unit data)



Assets

  Cash and cash equivalents                                     $  1,069

  Receivables and deposits                                           261

  Restricted escrows                                                  97

  Other assets                                                       298

  Investment properties:

     Land                                          $  1,552

     Buildings and related personal property         13,108

                                                     14,660

     Less accumulated depreciation                  (10,206)       4,454


                                                                $  6,179


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                              $     53

  Tenant security deposit liabilities                                142

  Accrued property taxes                                              52

  Other liabilities                                                  167

  Mortgage notes payable                                           4,200


Partners' Capital (Deficit)

  General partners'                                $ (1,894)

  Limited partners' (158,582 units

     issued and outstanding)                          3,459        1,565


                                                                $  6,179

          See Accompanying Notes to Consolidated Financial Statements

b)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                           Three Months Ended

                                                                March 31,

                                                        1999         1998

Revenues:

  Rental income                                         $    922     $    908

  Other income                                                49           54

     Total revenues                                          971          962


Expenses:

  Operating                                                  474          441

  General and administrative                                  87           62

  Depreciation                                               117          111

  Interest                                                    85           85

  Property taxes                                              57           56

     Total expenses                                          820          755


Net income                                              $    151     $    207


Net income allocated to general partners (4%)           $      6     $      8

Net income allocated to limited partners (96%)               145          199

                                                        $    151     $    207


Net income per limited partnership unit                 $    .91     $   1.25


Distribution per limited partnership unit               $  12.48     $     --

          See Accompanying Notes to Consolidated Financial Statements

c)
                      CONSOLIDATED CAPITAL PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General   Limited

                                  Units    Partners   Partners    Total


Original capital contributions   158,945    $     1   $79,473      $79,474


Partners' (deficit) capital at

December 31, 1998                158,582    $(1,894)  $ 5,293      $ 3,399


Distribution to partners              --         (6)   (1,979)      (1,985)


Net income for the three months

ended March 31, 1999                  --          6       145          151


Partners' (deficit) capital

at March 31, 1999                158,582    $(1,894)  $ 3,459      $ 1,565

          See Accompanying Notes to Consolidated Financial Statements

d)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                         Three Months Ended

                                                              March 31,

                                                           1999      1998

Cash flows from operating activities:

  Net income                                              $  151    $  207

    Adjustments to reconcile net income to

      net cash provided by operating activities:

      Depreciation                                           117       111

      Amortization of lease commissions and loan costs        12        14

      Change in accounts:

        Receivables and deposits                             (45)      (51)

        Other assets                                         (22)        5

        Accounts payable                                      (8)     (105)

        Tenant security deposits payable                       2         6

        Accrued property taxes                                52        56

        Other liabilities                                      2        (8)


          Net cash provided by operating activities          261       235


Cash flows from investing activities:

  Property improvements and replacements                     (71)     (83)

  Net (deposits to) receipts from restricted escrows         (19)       12


          Net cash used in investing activities              (90)      (71)


Cash flows used in financing activities:

  Distribution to partners                                (1,985)       --


Net (decrease) increase in cash and cash equivalents      (1,814)      164


Cash and cash equivalents at beginning of period           2,883     2,038


Cash and cash equivalents at end of period                $1,069    $2,202


Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   77    $   77

          See Accompanying Notes to Consolidated Financial Statements



e)
                      CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Consolidation

The consolidated financial statements of the Partnership include the accounts of ConCap Village Green Associates, Ltd. The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership. All intercompany transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTNERS

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

The following payments were paid to affiliates of the General Partner during each of the three months ended March 31, 1999 and 1998, respectively:

                                                         1999        1998
                                                          (in thousands)

Property management fees (included in operating
expenses)                                                    $ 37        $ 47

Reimbursement for services of affiliates
(included in operating and general and
administrative expenses) (1)                                   35          38

Partnership management fees (included in
general and administrative expenses)                           15          --

(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998, is approximately $2,000 in reimbursements for construction oversight costs. There were no construction oversight costs during the three months ended March 31, 1999.

Additionally, the Partnership paid approximately $3,000 during the three months ended March 30, 1998, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. Effective October 1, 1998, lease commissions were paid to an unrelated party.


During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $37,000 and $36,000 for the three months ended March 30, 1999 and 1998 respectively. During the three months ended March 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the three months ended March 31, 1998 and were approximately $11,000. Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note B")), the services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $35,000 and $38,000 for the three months ended March 30, 1999 and 1998, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $15,000 was paid to the General Partner during the three months ended March 31, 1999. No similar management fee was paid to affiliates during the corresponding period in 1998.

NOTE D - DISTRIBUTIONS

During the three months ended March 31, 1999, a cash distribution was paid totaling approximately $1,985,000 to the partners, of which approximately $159,000 was attributable to cash flow from operations and approximately $1,826,000 represented a return of capital. No distributions were paid during the three months ended March 31, 1998.

NOTE E - SEGMENT INFORMATION

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in two states in the United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Salt Lake City, Utah. This property leases space to a variety of tenants at terms ranging from one to five years.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1999
                                    Residential  Commercial   Other    Totals
Rental income                       $   694      $   228    $    --   $   922
Other income                             33            1         15        49
Interest expense                         85           --         --        85
Depreciation                            105           12         --       117
General and administrative expense       --           --         87        87
Segment profit (loss)                   115          108        (72)      151
Total assets                          4,117        1,456        606     6,179
Capital expenditures for investment
properties                               48           23         --        71

1998
                                     Residential  Commercial   Other    Totals
Rental income                        $   687      $   221    $    --   $   908
Other income                              29            1         24        54
Interest expense                          85           --         --        85
Depreciation                             100           11         --       111
General and administrative expense        --           --         62        62
Segment profit (loss)                    139          106        (38)      207
Total assets                           3,912        1,475      2,012     7,399
Capital expenditures for investment
properties                                76            7         --        83



NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                                Average Occupancy
                                               1999            1998

Professional Plaza Office Building              94%             95%
 Salt Lake City, UT

Ventura Landing Apartments                      90%             95%
 Orlando, FL

Village Green Apartments                        93%             99%

 Altamante Springs, FL

West Chase Apartments                           96%             87%
 Lexington, KY

The General Partner attributes the decrease in occupancy at Ventura Landing to tighter market conditions in Orlando. The property's occupancy had returned to 96% by the end of the quarter. The decrease in occupancy at Village Green is due to new apartment construction filling the market in Altamonte Springs. It is anticipated that occupancy levels at Village Green will return to the average levels of prior comparable periods through the remainder of 1999. The increase in occupancy at West Chase is due to increased concessions offered late in 1998.

Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $151,000 as compared to approximately $207,000 for the three months ended March 31, 1998. The decrease in net income was due to increased total expenses partially offset by increased total revenues. Total revenues increased primarily due to increased average rental rates at Ventura Landing, Village Green and Professional Plaza and improved occupancy at West Chase, which was partially offset by reduced occupancy at Village Green and Ventura Plaza. Total expenses increased due to increased operating expenses and general and administrative expenses. Operating expenses increased due primarily to increased repair and maintenance expenses at Ventura Landing and employee bonuses.

General and administrative expenses increased due to a partnership management fee paid during the three months ended March 31, 1999, related to a distribution consisting of cash from operations. There were no operating distributions during the three months ended March 31, 1998, so no partnership management fee was paid. In addition, printing and mailing costs related to correspondence with the limited partners increased. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

As of March 31, 1999, the Partnership held cash and cash equivalents of approximately $1,069,000 compared to approximately $2,202,000 at March 31, 1998. The decrease in cash and cash equivalents of approximately $1,814,000 from December 31, 1998, is due to approximately $90,000 of cash used in investing activities and approximately $1,985,000 of cash used in financing activities, partially offset by approximately $261,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and to a lessor extent, deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of a distribution paid to the partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned at the Partnership's properties for 1999 are detailed below:

Professional Plaza

During the three months ended March 31, 1999, the Partnership completed approximately $23,000 of capital improvements consisting primarily of tenant improvements. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $59,000 are planned for 1999, including tenant improvements and air conditioning units.

Ventura Landing

During the three months ended March 31, 1999, the Partnership completed approximately $28,000 of capital improvements, consisting primarily of carpet and vinyl replacement, counter top replacement and other structural improvements. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $298,000 are planned for 1999, including carpet and vinyl replacement, parking lot improvements, light fixtures, roof replacement and other structural improvements.

Village Green

During the three months ended March 31, 1999, the Partnership completed approximately $11,000 of capital improvements, consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $299,000 are planned for 1999, including carpet and vinyl replacement, air conditioning units, fencing, exterior painting, parking lot improvements, and other structural improvements.

West Chase

During the three months ended March 31, 1999, the Partnership completed approximately $9,000 of capital improvements, consisting primarily of carpeting and vinyl replacement and other building improvements. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $250,000 are planned for 1999, including carpet and vinyl replacement, heating units, plumbing, landscaping, roof replacement and other building improvements.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $4,200,000 requires interest only payments with the principal balance due in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the three months ended March 31, 1999, the Registrant made a distribution of approximately $1,985,000 ($12.48 per limited partnership unit) of which approximately $1,826,000 ($11.52 per limited partnership unit) represented a return of capital and approximately $159,000 ($.96 per limited partnership unit) was from cash flow from operations. No distributions were paid during the three months ended March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, property sales, refinancings, and the availability of cash reserves. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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