Form 10QSB
period 1999-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1999-08-11
CIK 317331

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


                  For the quarterly period ended June 30, 1999


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Cash and cash equivalents                                     $  1,239

  Receivables and deposits                                           223

  Restricted escrows                                                  92

  Other assets                                                       197

  Investment properties:

     Land                                          $    507

     Buildings and related personal property          9,877

                                                     10,384

     Less accumulated depreciation                   (7,153)       3,231

Investment in discontinued operations                              1,394

                                                                $  6,376

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                              $     46

  Tenant security deposit liabilities                                 95

  Accrued property taxes                                              82

  Other liabilities                                                  148

  Mortgage notes payable                                           4,200

Partners' Capital (Deficit)

  General partners'                                $ (1,884)

  Limited partners' (158,582 units

     issued and outstanding)                          3,689        1,805

                                                                $  6,376


          See Accompanying Notes to Consolidated Financial Statements
b)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended         Six Months Ended

                                        June 30,                  June 30,

                                   1999         1998         1999         1998

Revenues:

  Rental income                 $    727     $    677     $  1,421     $  1,363

  Other income                        62           62          110          115

     Total revenues                  789          739        1,531        1,478

Expenses:

  Operating                          358          382          734          730

  General and administrative          57           62          144          124

  Depreciation                       118          104          223          203

  Interest                            84           85          169          170

  Property taxes                      45           45           91           89

     Total expenses                  662          678        1,361        1,316

Income before discontinued

  operations                         127           61          170          162

Income from discontinued

  operations                         113          118          221          224

Net income                      $    240     $    179     $    391     $    386

Net income allocated

  to general partners (4%)      $     10     $      7     $     16     $     15

Net income allocated

  to limited partners (96%)          230          172          375          371

                                $    240     $    179     $    391     $    386

Per limited partnership unit:

Income before discontinued

  operations                    $    .77     $    .37     $   1.03     $    .98

Income from discontinued

  operations                         .68          .71         1.33         1.36

Net income                      $   1.45     $   1.08     $   2.36     $   2.34

Distribution per limited

  partnership unit              $     --     $     --     $  12.48     $     --


          See Accompanying Notes to Consolidated Financial Statements

c)
                      CONSOLIDATED CAPITAL PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership   General      Limited

                                  Units      Partners     Partners     Total


Original capital contributions   158,945     $     1      $79,473     $79,474

Partners' (deficit) capital at

  December 31, 1998              158,582     $(1,894)     $ 5,293     $ 3,399

Distribution to partners              --         (6)       (1,979)     (1,985)

Net income for the six months

  ended June 30, 1999                 --          16           375        391

Partners' (deficit) capital

  at June 30, 1999               158,582     $(1,884)     $ 3,689     $ 1,805


          See Accompanying Notes to Consolidated Financial Statements

d)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Six Months Ended

                                                                 June 30,

                                                            1999         1998

Cash flows from operating activities:

  Net income                                              $   391      $   386

    Adjustments to reconcile net income to

      net cash provided by operating activities:

      Depreciation                                            223          225

      Amortization of lease commissions and loan costs         15           28

      Change in accounts:

        Receivables and deposits                              (78)        (109)

        Other assets                                          (14)          (5)

        Investment in discontinued operations                  17           --

        Accounts payable                                       (4)         (80)

        Tenant security deposit liabilities                     9           13

        Accrued property taxes                                 82          112

        Other liabilities                                     (10)           1

           Net cash provided by operating activities          631          571

Cash flows from investing activities:

  Property improvements and replacements                     (151)        (217)

  Net (deposits to) receipts from restricted escrows          (14)          18

           Net cash used in investing activities             (165)        (199)

Cash flows used in financing activities:

  Distribution to partners                                 (1,985)          --

Net (decrease) increase in cash and cash equivalents       (1,519)         372

Cash and cash equivalents at beginning of period            2,758        2,038

Cash and cash equivalents at end of period                $ 1,239      $ 2,410

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   154      $   154

          See Accompanying Notes to Consolidated Financial Statements



e)
                      CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Consolidation

The consolidated financial statements of the Partnership include the accounts of ConCap Village Green Associates, Ltd. The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership. All inter-entity transactions have been eliminated.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

The following payments were paid to affiliates of the General Partner during each of the six month periods ended June 30, 1999 and 1998, respectively:

                                                         1999        1998
                                                          (in thousands)

Property management fees (included in operating
expenses)                                                $ 76        $ 95

Reimbursement for services of affiliates
(included in investment properties, and operating
and general and administrative expenses)                   61          77

Partnership management fees (included in
general and administrative expenses)                       15          --

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $76,000 and $72,000 for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the six months ended June 30, 1998 and were approximately $23,000. Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note B")), the services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $77,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $4,000 and $5,000, respectively, of construction oversight costs.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $15,000 was paid to the General Partner during the six months ended June 30, 1999. No similar management fee was paid to the General Partner during the corresponding period in 1998.

Additionally, the Partnership paid approximately $8,000 during the six months ended June 30, 1998, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. Effective October 1, 1998, lease commissions were paid to an unrelated party.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 46,436.36 (approximately 29.28% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,777.50 units.
As a result, AIMCO and its affiliates currently own 61,485.50 units of limited partnership interest in the Partnership representing approximately 38.77% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTIONS

During the six months ended June 30, 1999, a cash distribution was paid totaling approximately $1,985,000 (approximately $1,979,000 to the limited partners or $12.48 per limited partnership unit) to the partners, of which approximately $159,000 was attributable to cash flow from operations and approximately $1,826,000 represented a return of capital. No distributions were paid during the six months ended June 30, 1998. Subsequent to June 30, 1999, a distribution of approximately $219,000 (approximately $210,000 to the limited partners or $1.32 per limited partnership unit) was paid from cash flow from operations.

NOTE E - SEGMENT INFORMATION

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in Florida and Kentucky. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Salt Lake City, Utah. This property leases space to a variety of tenants at terms ranging from one to five years. On July 8, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note G" for further discussion regarding the sale).

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1999
                                    Residential  Commercial    Other   Totals
                                               (discontinued)

Rental income                       $1,421         $   --      $  --   $1,421
Other income                            90             --         20      110
Interest expense                       169             --         --      169
Depreciation                           223             --         --      223
General and administrative expense      --             --        144      144
Income from discontinued operations     --            221         --      221
Segment profit (loss)                  294            221       (124)     391
Total assets                         4,332          1,394        650    6,376
Capital expenditures for investment
  properties                           151             --         --      151

1998
                                     Residential  Commercial   Other   Totals
                                                 (discontinued)

Rental income                        $1,363         $   --     $   --  $1,363
Other income                             67             --         48     115
Interest expense                        170             --         --     170
Depreciation                            203             --         --     203
General and administrative expense       --             --        124     124
Income from discontinued operations      --            224         --     224
Segment profit (loss)                   238            224        (76)    386
Total assets                          3,972          1,330      2,279   7,581
Capital expenditures for investment
  properties                            187             30         --     217

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

NOTE G - SUBSEQUENT EVENT

On July 8, 1999, Professional Plaza Office Building, located in Salt Lake City, Utah, was sold to an unaffiliated party for $3,600,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $3,498,000. For financial statement purposes, the sale resulted in a gain of approximately $2,233,000, which will be recognized during the third quarter. The sale transaction is summarized as follows (amounts in thousands):

Net sales price, net of selling costs               $ 3,498
Net real estate (1)                                  (1,215)
Net other assets                                        (50)
Gain on sale of real estate                           2,233

(1) Real estate at cost, net of accumulated depreciation of approximately $3,183,000.

The following unaudited proforma information reflects the operations of the Partnership for the six months ended June 30, 1999, as if Professional Plaza Office Building had been sold January 1, 1998.

                                               1999                  1998

                                          (in thousands, except per unit data)

Revenues                                      $1,531                $1,478
Net income                                       170                   162
Income per limited partnership unit             1.03                  0.98

Professional Plaza was the only property in the commercial segment of the Partnership. Due to the subsequent sale of the property, the net assets of the property have been classified as "Investment in Discontinued Operations" as of June 30, 1999, on the consolidated balance sheet. This classification was also made as of December 31, 1998, for the consolidated statement of cash flow. The net income of the property has been classified as "Income from Discontinued Operations" for the three and six month periods ended June 30, 1999 and 1998.

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

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                               Average Occupancy
                                              1999           1998

Professional Plaza Office Building            91%            96%
 Salt Lake City, UT (1)

Ventura Landing Apartments                    93%            95%
 Orlando, FL

Village Green Apartments                      94%            99%
 Altamonte Springs, FL

West Chase Apartments                         95%            84%
 Lexington, KY

(1) Property was sold on July 8, 1999.

The decrease in occupancy at Ventura Landing is due to tighter market conditions in the Orlando market area. The property's average occupancy has improved 3% since March 31, 1999, due to increased marketing efforts. The decrease in occupancy at Village Green is due to new apartment construction filling the market in Altamonte Springs. The increase in occupancy at West Chase is due to increased concessions offered late in 1998.

Results of Operations

The Registrant's net income for the six months ended June 30, 1999, was approximately $391,000 as compared to approximately $386,000 for the six months ended June 30, 1998. The Registrant's net income for the three months ended June 30, 1999, was approximately $240,000 compared to net income of approximately $179,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, the increase in net income was due to increased total revenues partially offset by increased total expenses. For the three months ended June 30, 1999, the increase in net income was due to increased total revenue and decreased total expense. Total revenues increased primarily due to increased rental income. Rental income increased primarily due to increased average rental rates at Ventura Landing and Village Green and improved occupancy at West Chase, which were partially offset by reduced occupancy at Village Green and Ventura Plaza and reduced rental rates at West Chase.

Total expenses for the six months ended June 30, 1999, increased due to increased depreciation and general and administrative expenses. Depreciation expense increased due to capital improvements completed during the second half of 1998 that are now being depreciated. General and administrative expense increased due to increased legal expenses due to the settlement of the Everest Lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and to a partnership management fee paid during the six months ended June 30, 1999, related to a distribution consisting of cash from operations. There were no operating distributions during the six months ended June 30, 1998, so no partnership management fee was paid during such periods. Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement also are included. Total expenses for the three months ended June 30, 1999, decreased due to decreased operating expense which offset the increase in depreciation expense. Operating expense for the three months ended June 30, 1999, decreased primarily due to decreased maintenance expenses at Ventura Landing and Village Green.

Subsequent to June 30, 1999, Professional Plaza Office Building, located in Salt Lake City, Utah, was sold to an unaffiliated party for $3,600,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $3,498,000. For financial statement purposes, the sale resulted in a gain of approximately $2,233,000, which will be recognized during the third quarter of 1999. Professional Plaza was the only property in the commercial segment of the Partnership. Due to the subsequent sale of the property, the net assets of the property have been classified as "Investment in Discontinued Operations" as of June 30, 1999, on the consolidated balance sheet. This classification was also made as of December 31, 1998, for the consolidated statement of cash flow. The net income of the property has been classified as "Income from Discontinued Operations" for the three and six month periods ended June 30, 1999 and 1998.

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

Liquidity and Capital Resources

As of June 30, 1999, the Partnership held cash and cash equivalents of approximately $1,239,000 compared to approximately $2,410,000 at June 30, 1998. The decrease in cash and cash equivalents of approximately $1,519,000 from the Partnership's year ended December 31, 1998, is due primarily to approximately $1,985,000 of cash used in financing activities, and to a lesser extent, to approximately $165,000 of cash used in investing activities, partially offset by approximately $631,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lessor extent, deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of a distribution paid to the partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned at the Partnership's properties for 1999 are detailed below.

Ventura Landing

During the six months ended June 30, 1999, the Partnership completed approximately $105,000 of capital improvements, consisting primarily of carpet and vinyl replacement, plumbing improvements, appliances, counter top replacement, outside lighting, and other structural improvements. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $298,000, which includes certain of the required improvements, are planned for 1999, including carpet and vinyl replacement, parking lot improvements, light fixtures, roof replacement and other structural improvements.

Village Green

During the six months ended June 30, 1999, the Partnership completed approximately $20,000 of capital improvements, consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $299,000, which includes certain of the required improvements, are planned for 1999, including carpet and vinyl replacement, air conditioning units, fencing, exterior painting, parking lot improvements, and other structural improvements.

West Chase

During the six months ended June 30, 1999, the Partnership completed approximately $26,000 of capital improvements, consisting primarily of carpeting and vinyl replacement, and plumbing improvements. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $250,000, which includes certain of the required improvements, are planned for 1999, including carpet and vinyl replacement, heating units, plumbing, landscaping, roof replacement and other building improvements.

Professional Plaza Office Building

During the six months ended June 30, 1999, the Partnership did not incur any expenditures for capital improvements at the property. This property was sold July 8, 1999.

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

During the six months ended June 30, 1999, the Registrant made a distribution of approximately $1,985,000 (approximately $1,979,000 to the limited partners, $12.48 per limited partnership unit) of which approximately $1,826,000 (approximately $1,827,000 to the limited partners, $11.52 per limited partnership unit) represented a return of capital and approximately $159,000 (approximately $152,000 to the limited partners, $.96 per limited partnership unit) was from cash flow from operations. Subsequent to June 30, 1999, a distribution of approximately $219,000 (approximately $210,000 to the limited partners, $1.32 per limited partnership unit) was paid from cash flow from operations. No distributions were paid during the six months ended June 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales, and/or refinancings. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 46,436.36 (approximately 29.28% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,777.50 units.
As a result, AIMCO and its affiliates currently own 61,485.50 units of limited partnership interest in the Partnership representing approximately 38.77% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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


                              CONSOLIDATED CAPITAL PROPERTIES III


                              By:  CONCAP EQUITIES, INC.
                                   Its General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Executive Vice President
                                   Finance and Administration

                              Date: August 11, 1999