Form 10QSB
period 1999-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 1999-11-12
CIK 317331

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
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


ITEM 1.   FINANCIAL STATEMENTS

a)

                      CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                        (in thousands, except unit data)

                               September 30, 1999




Assets
Cash and cash equivalents                                               $ 4,584
Receivables and deposits                                                    260
Restricted escrows                                                          111
Other assets                                                                193
Investment properties:
Land                                                     $    507
Buildings and related personal property                    10,067
                                                           10,574
Less accumulated depreciation                              (7,269)        3,305
Investment in discontinued operations                                       111
                                                                        $ 8,564
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                        $    56
Due to general partner                                                      160
Tenant security deposit liabilities                                         100
Accrued property taxes                                                      128
Distribution payable                                                      4,048
Other liabilities                                                           177
Mortgage notes payable                                                    4,200

Partners' (Deficit) Capital
General partners                                         $ (1,829)

Limited partners (158,582 units issued and
outstanding)                                                1,524          (305)
                                                                        $ 8,564

          See Accompanying Notes to Consolidated Financial Statements
b)

                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1999       1998      1999      1998
Revenues:
Rental income                            $  722     $  676    $2,143   $ 2,039
Other income                                 57         72       167       187
Total revenues                              779        748     2,310     2,226

Expenses:
Operating                                   362        411     1,096     1,141
General and administrative                  128         74       272       198
Depreciation                                116        105       339       308
Interest                                     85         84       254       254
Property taxes                               46         44       137       133
Total expenses                              737        718     2,098     2,034

Income before discontinued

  operations                                 42         30       212       192
(Loss) income from discontinued
  operations                                (46)        80       175       304
Gain on sale of discontinued operations   2,161         --     2,161        --

Net income                               $2,157     $  110    $2,548   $   496

Net income allocated
  to general partners (4%)               $   86     $    5    $  102   $    20
Net income allocated
  to limited partners (96%)               2,071        105     2,446       476
                                         $2,157     $  110    $2,548   $   496

Per limited partnership unit:
Income before discontinued operations    $ 0.25     $ 0.18    $ 1.28   $  1.16
(Loss) income from discontinued
  operations                              (0.27)      0.48      1.06      1.84
Gain on sale of discontinued operations   13.08         --     13.08        --

Net income per limited partnership unit  $13.06     $ 0.66    $15.42   $  3.00

Distribution per limited partnership     $26.71     $   --    $39.19   $    --
  unit

          See Accompanying Notes to Consolidated Financial Statements


c)

                      CONSOLIDATED CAPITAL PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership     General      Limited
                                    Units        Partners    Partners      Total


Original capital contributions  158,945       $     1     $ 79,473     $ 79,474

Partners' (deficit) capital
at December 31, 1998            158,582       $(1,894)    $  5,293     $  3,399

Distributions to partners           --            (37)      (6,215)      (6,252)

Net income for the nine months
ended September 30, 1999            --            102        2,446        2,548

Partners' (deficit) capital
at September 30, 1999           158,582       $(1,829)    $  1,524     $   (305)


          See Accompanying Notes to Consolidated Financial Statements



d)
                      CONSOLIDATED CAPITAL PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                             1999        1998
Cash flows from operating activities:
Net income                                                 $ 2,548      $   496
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                   339          344
Amortization of lease commissions and loan costs                23           45
Gain on sale of discontinued operations                     (2,161)          --
Change in accounts:
Receivables and deposits                                      (115)        (182)
Other assets                                                   (18)         (19)
Investment in discontinued operations                           35           --
Accounts payable                                                 6          (94)
Due to general partner                                         160           --
Tenant security deposit liabilities                             14           17
Accrued property taxes                                         128          168
Other liabilities                                               19           14

Net cash provided by operating activities                      978          789

Cash flows from investing activities:
Net proceeds from sale of discontinued operations            3,426           --
Property improvements and replacements                        (341)        (298)
Net deposits to restricted escrows                             (33)          (3)

Net cash provided by (used in)
   investing activities                                      3,052         (301)

Cash flows used in financing activities:

Distributions to partners                                   (2,204)          --

Net increase in cash and cash equivalents                    1,826          488

Cash and cash equivalents at beginning of period             2,758        2,038

Cash and cash equivalents at end of period                 $ 4,584      $ 2,526

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   231      $   231

Supplemental disclosure of non-cash financing activity:
  Distribution payable                                     $ 4,048      $    --


          See Accompanying Notes to Consolidated Financial Statements


e)

                      CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - DISCONTINUED SEGMENT

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,426,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $2,161,000.

Professional Plaza was the only property in the commercial segment of the Partnership. Due to the sale of this property, the net assets of Professional Plaza were classified as "Investment in discontinued operations" as of September 30, 1999. The results of operations of the property have been classified as "Income from discontinued operations" for the three and nine months ended September 30, 1999 and 1998, and the gain on sale of the property is reported as "Gain on sale of discontinued operations". Included in "Investment in discontinued operations" on the balance sheet is the remaining cash and deposits partially offset by accrued liabilities of Professional Plaza.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTNERS

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the nine month periods ended September 30, 1999 and 1998, respectively:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $115      $143

Reimbursement for services of affiliates (included in
 investment properties, operating and general and
 administrative expenses)                                        96       112

Special management fees (included in due to general
  partner and general and administrative expenses)               88        --

Real estate brokerage commission (included in due to
  general partner)                                              108        --


During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $115,000 and $108,000 for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the nine months ended September 30, 1998 and were approximately $35,000. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B")), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $96,000 and $112,000 for the nine months ended September 30, 1999 and 1998, respectively, including approximately $8,000 and $5,000, respectively, of construction oversight costs.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $36,000 was paid to the General Partner during the nine months ended September 30, 1999. An additional fee of approximately $52,000 was paid subsequent to September 30, 1999, which was accrued at September 30, 1999. No similar management fee was paid to the General Partner during the corresponding period in 1998.

Additionally, the Partnership paid approximately $18,000 during the nine months ended September 30, 1998, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions were included in other assets and were amortized over the terms of the respective leases. Effective October 1, 1998, lease commissions were paid to an unrelated party.

For acting as real estate broker in connection with the sale of Professional Plaza, the General Partner earned a real estate commission of approximately $108,000 during the nine months ended September 30, 1999. (See "Note C" for additional information about the sale.) This commission will be paid to the General Partner during the fourth quarter of 1999. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

During July 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 75,000 (approximately 47.29% of the total outstanding units) of the outstanding units of limited partnership interest in the Partnership at $60 per Unit, net to the seller in cash. The Purchaser acquired 17,056.00 units pursuant to this tender offer.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 46,436.36 (approximately 29.28% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,770.50 units.
As a result, AIMCO and its affiliates currently own 62,330.50 units of limited partnership interest in the Partnership representing approximately 39.30% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE E - DISTRIBUTIONS

During the nine months ended September 30, 1999, cash distributions were paid totaling approximately $2,204,000 (approximately $2,189,000 to the limited partners or $13.80 per limited partnership unit) to the partners, of which approximately $378,000 (approximately $363,000 to the limited partners, $2.29 per limited partnership unit) was attributable to cash flow from operations and approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital all of which was paid to the limited partners. Subsequent to September 30, 1999, a distribution of approximately $4,048,000 (approximately $4,026,000 to the limited partners or $25.39 per limited partnership unit) was paid to the partners, of which approximately $550,000 (approximately $528,000 to the limited partners or $3.33 per limited partnership unit) was attributable to cash flows from operations and approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds all of which was paid to the limited partners. No distributions were paid during the nine months ended September 30, 1998.

NOTE F - SEGMENT INFORMATION

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in Orlando, Florida; Altamonte Springs, Florida; and Lexington, Kentucky. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On July 8, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note C" for further discussion regarding the sale).

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1999                             Residential    Commercial      Other    Totals
                                              (discontinued)
Rental income                     $ 2,143        $    --      $   --    $ 2,143
Other income                          135             --          32        167
Interest expense                      254             --          --        254
Depreciation                          339             --          --        339
General and administrative
  expenses                             --             --         272        272
Income from discontinued
  operations                           --            175          --        175
Gain on sale of discontinued
  operations                           --          2,161          --      2,161
Segment profit (loss)                 452          2,336        (240)     2,548
Total assets                        4,558            111       3,895      8,564
Capital expenditures for
  investment properties               341              --          --       341

1998                            Residential    Commercial      Other     Totals
                                             (discontinued)
Rental income                    $ 2,039        $    --      $    --    $ 2,039
Other income                         113             --           74        187
Interest expense                     254             --           --        254
Depreciation                         308             --           --        308
General and administrative
  expenses                            --             --          198        198
Income from discontinued
  operations                          --            304           --        304
Segment profit (loss)                316            304         (124)       496
Total assets                       4,007          1,449        2,388      7,844
Capital expenditures for
  investment properties              263             35           --        298


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Ventura Landing Apartments                  94%        95%
  Orlando, Florida

Village Green Apartments                    95%        99%
  Altamonte Springs, Florida

West Chase Apartments                       94%        83%
  Lexington, Kentucky


The decrease in occupancy at Village Green is due to new apartment construction filling the market in Altamonte Springs. The increase in occupancy at West Chase is due to increased concessions offered late in 1998.

Results of Operations

The Partnership realized net income of approximately $2,548,000 for the nine months ended September 30, 1999, compared to approximately $496,000 for the nine months ended September 30, 1999. The Partnership had net income of approximately $2,157,000 for the three months ended September 30, 1999, compared to approximately $110,000 for the three months ended September 30, 1998. The increase in net income is primarily attributable to the gain on sale of discontinued operations of approximately $2,161,000 realized on the sale of Professional Plaza.

Excluding the impact of the sale and operations of Professional Plaza, the Registrant had net income of approximately $212,000 and $192,000 for the nine months ending September 30, 1999 and 1998, respectively. For the three months ending September 30, 1999 and 1998, the Registrant had net income of approximately $42,000 and $30,000, respectively. The increase in net income for the three and nine months ended September 30, 1999 is due to increased total revenues partially offset by increased total expenses. Total revenues increased primarily due to increased rental income, partially offset by a decrease in other income. Rental income increased primarily due to increased average rental rates at Ventura Landing and Village Green and improved occupancy at West Chase. Partially offsetting these increases were decreased occupancy at Village Green and Ventura Landing and reduced average rental rates at West Chase. Other income decreased primarily due to a decrease in interest income due to lower cash balances in interest bearing accounts, partially offset by an increase in laundry income and tenant charges at Ventura Landing and Village Green.

Total expenses for the three and nine months ended September 30, 1999, increased due to increased general and administrative expenses and depreciation expense, partially offset by reduced operating expenses. General and administrative expense increased due to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and to special management fees paid or accrued to the General Partner during the nine months ended September 30, 1999. There were no operating distributions made to the limited partners during the nine months ended September 30, 1998, so no special management fees were paid during this period. These increases were partially offset by reductions in professional fees and management reimbursements. Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Offsetting the increase in total expenses was a decrease in operating expenses. Operating expenses decreased primarily due to decreased maintenance expense at all the Partnership's properties and decreased payroll expenses at Ventura Landing. Partially offsetting the decrease in maintenance and payroll expenses were increased expenses for common area cleaning at Ventura Landing and employee bonuses at all the Partnership's properties.

Income from discontinued operations decreased for both the three and nine month periods due to the sale of Professional Plaza as discussed below. Since Professional Plaza was the last commercial property held by the Partnership, its results of operations were shown as "Income from discontinued operations". This income decreased due to the fact that there was only six months of activity for 1999 prior to the sale of the property and that additional expenses were incurred in getting the property ready for sale.

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,426,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $2,161,000. The proceeds were distributed to the partners subsequent to September 30, 1999.

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

Liquidity and Capital Resources

As of September 30, 1999, the Partnership held cash and cash equivalents of approximately $4,584,000 compared to approximately $2,526,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $1,826,000 from the Partnership's year ended December 31, 1998, is due primarily to approximately $978,000 of cash provided by operating activities and $3,052,000 of cash provided by investing activities, partially offset by approximately $2,204,000 of cash used in financing activities. Cash provided by investing activities primarily consisted of proceeds from sale of discontinued operations, partially offset by property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions paid to the partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Ventura Landing

During the nine months ended September 30, 1999, the Partnership completed approximately $163,000 of capital improvements, consisting primarily of carpet and vinyl replacement, plumbing improvements, appliances, counter top replacement, outside lighting and other structural improvements. The plumbing improvements are complete as of September 30, 1999. These improvements were funded from the cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $298,000 which includes certain of the required improvements, are planned for 1999, including carpet and vinyl replacement, parking lot improvements, light fixtures, roof replacement and other structural improvements.

Village Green

During the nine months ended September 30, 1999, the Partnership completed approximately $74,000 of capital improvements, consisting primarily of carpet and vinyl replacement, fencing replacement, air conditioning unit replacement, and appliances. The fencing replacement is complete as of September 30, 1999. These improvements were funded from Partnership reserves and cash from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $299,000 which includes certain of the required improvements, are planned for 1999, including carpet and vinyl replacement, air conditioning units, fencing, exterior building enhancements, parking lot improvements, and other structural improvements.

West Chase

During the nine months ended September 30, 1999, the Partnership completed approximately $104,000 of capital improvements, consisting primarily of carpeting and vinyl replacement, heating upgrades, plumbing improvements, and other structural improvements. The heating upgrades and structural improvements are substantially complete as of September 30, 1999. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $302,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $250,000, which includes certain of the required improvements, are planned for 1999, including carpet and vinyl replacement, heating upgrades, plumbing, landscaping, roof replacement, and other building improvements.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $4,200,000 requires interest only payments with the principal balance due in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 1999, cash distributions were paid totaling approximately $2,204,000 (approximately $2,189,000 to the limited partners or $13.80 per limited partnership unit) to the partners, of which approximately $378,000 (approximately $363,000 to the limited partners, $2.29 per limited partnership unit) was attributable to cash flow from operations and approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital all of which was paid to the limited partners. Subsequent to September 30, 1999, a distribution of approximately $4,048,000 (approximately $4,026,000 to the limited partners or $25.39 per limited partnership unit) was paid to the partners, of which approximately $550,000 (approximately $528,000 to the limited partners or $3.33 per limited partnership unit) was attributable to cash flows from operations and approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds all of which was paid to the limited partners. No distributions were paid during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offers

During July 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 75,000 (approximately 47.29% of the total outstanding units) of the outstanding units of limited partnership interest in the Partnership at $60 per Unit, net to the seller in cash. The Purchaser acquired 17,056.00 units pursuant to this tender offer.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 46,436.36 (approximately 29.28% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $64 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,777.50 units.
As a result, AIMCO and its affiliates currently own 62,330.50 units of limited partnership interest in the Partnership representing approximately 39.30% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               A current report on Form 8-K was filed by the Registrant, dated July 23, 1999, relating to the sale of Professional Plaza on July 8, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CONSOLIDATED CAPITAL PROPERTIES III


                              By:  CONCAP EQUITIES, INC.
                                   Its General Partner


                              By:  /s/Patrick J. Foye

                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: