Form 10KSB
period 1999-12-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2000-03-30
CIK 317331

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Consolidated Capital Properties III
      Form 10-KSB
      File No. 0-10273


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

               FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

             For the transition period from _________to _________

                         Commission file number 0-10273

                     CONSOLIDATED CAPTIAL PROPERTIES III
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

                     Units of Limited Partnership Interests

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $3,109,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Consolidated Capital Properties III (the "Partnership" or "Registrant") was organized on May 22, 1980 as a limited partnership under the California Uniform Limited Partnership Act. Commencing November 25, 1980, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "SEC"), $120,000 of units of limited partnership interest (the "Units"), with the general partner's right to increase the offering to 240,000 units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on December 17, 1981, with 158,945 Units sold at $500 each, or gross proceeds of $79,473,000 to the Partnership. The original general partners contributed capital in the amount of $1,000 for a 4% interest in the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement (herein so called), the Partnership has retired a total of 363 Units. The Partnership gave no consideration for these units. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

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

Upon the Partnership's formation in 1980, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, Concap Equities, Inc. ("CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. CEI is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The Registrant is engaged in the business of operating and holding real estate properties for investment. At December 31, 1999, the Partnership owned three apartment complexes. Prior to 1999, the Partnership disposed of twenty-six properties, two of which were reacquired through foreclosure. During 1999, the Partnership sold its remaining commercial property. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of the total apartment units in the United States and competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand of similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                 Date of
Property                         Purchase      Type of Ownership         Use

Ventura Landing Apartments       10/07/81  Fee ownership subject to   Apartment
  Orlando, Florida                         a first mortgage           184 units

Village Green Apartments         12/20/91  Fee ownership subject to   Apartment
  Altamonte Springs, Florida               a first mortgage (1)       164 units

West Chase Apartments            09/17/90  Fee ownership subject to   Apartment
  Lexington, Kentucky                      a first mortgage           120 units

(1) Property is held by a limited partnership in which the Registrant owns a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated    Useful               Federal
Property                   Value    Depreciation     Life    Method     Tax Basis
                              (in thousands)                         (in thousands)

Ventura Landing           $ 5,505      $ 4,506     5-19 yrs    S/L       $ 1,076
Village Green               3,137        1,502     3-15 yrs    S/L         3,845
West Chase                  2,485        1,390     5-15 yrs    S/L         1,973

         Total            $11,127      $ 7,398                           $ 6,894

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                         Principal
                       Balance At                                         Balance
                      December 31,    Interest    Period    Maturity      Due At
     Property             1999          Rate     Amortized    Date     Maturity (2)
                     (in thousands)                                   (in thousands)

Ventura Landing         $ 2,200        7.33%        (1)       11/03       $ 2,200
Village Green             2,000        7.33%        (1)       11/03         2,000
West Chase                1,150        7.87%      20 yrs      12/19            --

      Totals            $ 5,350                                           $ 4,200


(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note F" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property are as follows:

                                       Average Annual             Average Annual
                                        Rental Rates                 Occupancy
                                         (per unit)
 Property                           1999             1998         1999      1998

 Ventura Landing                    6,908            6,547         93%       95%
 Village Green                      6,710            6,445         96%       98%
 West Chase                         6,139            6,264         93%       85%

The General Partner attributes the increase in occupancy at West Chase Apartments to increased concessions offered late in 1998 and increased marketing efforts in 1999.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that the Partnership's properties are adequately insured. Each residential property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property are as follows:

                                1999            1999
                              Billing           Rate
                           (in thousands)

Ventura Landing                 $90            2.35%
Village Green                    75            1.96%
West Chase                       19            0.98%

Capital Improvements

Ventura Landing

In 1999, the Partnership completed approximately $354,000 of capital improvements at Ventura Landing, consisting primarily of carpet and vinyl replacement, lighting and plumbing upgrades, structural improvements, and appliances. These improvements were funded from cash provided by operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $55,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green

In 1999, the Partnership completed approximately $312,000 of capital improvements, consisting primarily of carpet and vinyl replacement, fencing, swimming pool improvements, appliances, air conditioning units, and structural and other building improvements. These improvements were funded from cash provided by operations and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $49,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

In 1999, the Partnership completed approximately $228,000 of capital improvements, consisting primarily of structural and other building improvements plumbing, heating and parking lot upgrades, and carpet and vinyl replacement. These improvements were funded from cash provided by operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Professional Plaza

In 1999, the Partnership completed approximately $42,000 of capital improvements, consisting primarily of tenant improvements. This property was sold July 8, 1999 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

The capital improvements planned for the year 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units aggregating $79,473,000. In addition, the General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 5,259 holders of record owning an aggregate of 158,582 Units. Affiliates of the General Partner owned 72,484.5 Units or 45.708% at December 31, 1999.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to March 3, 2000:

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98             $    --                 $ --
       01/01/99 - 12/31/99               6,252 (1)             39.19
       01/01/00 - 03/03/00                 650 (2)              4.10

(1) Consists of $928,000 of cash from operations and $1,826,000 of cash from a return of capital and $3,498,000 of cash from sale proceeds from the sale of Professional Plaza (see "Item 6" for further details).

(2) Distribution was made from cash from the financing proceeds on West Chase Apartments (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 72,484.5 units of limited partnership units in the Partnership representing 45.708% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1999 was approximately $2,563,000 as compared to approximately $760,000 for the year ended December 31, 1998. (See "Note G" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's Federal taxable income). The increase in net income is primarily attributable to the gain on sale of discontinued operations of approximately $2,132,000 realized on the sale of Professional Plaza.

Excluding the impact of the sale and operations of Professional Plaza, the Registrant had net income of approximately $264,000 and $328,000 for the years ending December 31, 1999 and 1998, respectively. The decrease in net income was due to increased total expenses partially offset by an increase in total revenues. Total expenses increased primarily due to increased general and administrative expenses, operating expenses and depreciation expense. General and administrative expenses increased due to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, increased printing and mailing costs and to a special management fee paid to the General Partner during the year ended December 31, 1999 in association with the distribution from operations made to the limited partners during the current year. There were no such distributions made to the limited partners during the year ended 1998, so no special management fees were paid during 1998. These increases were partially offset by reduced management reimbursements. Included in general and administrative expenses at both December 31, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses increased primarily due to increases in utility expenses, bonuses and supplies at all the Partnership's properties, as well as increased expenses for common area cleaning primarily at Ventura Landing. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated.

The increase in total revenues was primarily due to an increase in rental income. Rental income increased primarily due to increased average rental rates at Ventura Landing and Village Green and improved occupancy at West Chase. In addition, concession expense and bad debt expense decreased at West Chase. Partially offsetting these increases were decreased occupancy at Village Green and Ventura Landing and reduced average rental rates at West Chase.

Income from discontinued operations decreased approximately $265,000 due to the sale of Professional Plaza on July 8, 1999, as discussed below. Since Professional Plaza was the last commercial property held by the Partnership, its results of operations were shown as "Income from discontinued operation" on the accompanying consolidated statements of operations. The decrease in income was due to the fact that there was only six months of activity for 1999 prior to the sale of the property and that additional expenses were incurred in getting the property ready for sale.

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,397,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $2,132,000. The proceeds were distributed to the partners during 1999.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $29,000 ($0.18 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

As of December 31, 1999, the Partnership held cash and cash equivalents of approximately $1,460,000 compared to approximately $2,883,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $1,423,000 from the Partnership's year ended December 31, 1998, is due to approximately $5,131,000 of cash used in financing activities partially offset by approximately $2,406,000 of cash provided by investing activities and approximately $1,302,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners partially offset by proceeds from and loan costs paid for the financing of West Chase. Cash provided by investing activities consisted of proceeds from the sale of Professional Plaza partially offset by property improvements and replacements and deposits to escrow accounts. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $140,400. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness at Ventura Landing and Village Green Apartments of $4,200,000 requires interest only payments with the principal balance due in November 2003. On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000. The loan carries a stated interest rate of 7.87%. Payments are due on the first day of each month beginning on January 1, 2000 until the loan matures on December 1, 2019. Total capitalized loan costs were approximately $29,000 at December 31, 1999. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 1999, the Partnership distributed approximately $6,252,000 (approximately $6,215,000 to the limited partners or $39.19 per limited partnership unit), of which approximately $928,000 (approximately $891,000 to the limited partners or $5.62 per limited partnership unit) was attributable to cash flow from operations. Approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital and approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds from the sale of Professional Plaza both of which were distributed entirely to the Limited Partners. No distributions were paid during the year ended December 31, 1998. Subsequent to the Partnership's fiscal year end a distribution of approximately $650,000 ($4.10 per limited partnership unit) was made representing financing proceeds on West Chase Apartments all of which was paid to the Limited Partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 72,484.5 units of limited partnership units in the Partnership representing 45.708% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

CONSOLIDATED CAPTIAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners

Consolidated Capital Properties III

We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties III as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note K to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 7, 2000

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                $ 1,460
   Receivables and deposits                                                     182
   Restricted escrows                                                           133
   Other assets                                                                 216
   Investment properties (Notes F and H):
      Land                                                     $ 507
      Buildings and related personal property                  10,620
                                                               11,127

      Less accumulated depreciation                            (7,398)        3,729
                                                                            $ 5,720

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $ 304
   Tenant security deposit liabilities                                           97
   Other liabilities                                                            259
   Mortgage notes payable (Note F)                                            5,350

Partners' (Deficit) Capital

   General partner                                             $(1,828)
   Limited partners (158,582 units issued and
      outstanding)                                              1,538          (290)
                                                                            $ 5,720

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPTIAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $ 2,865      $ 2,733
   Other income                                                  244          250
      Total revenues                                           3,109        2,983

Expenses:
   Operating expenses                                          1,497        1,460
   General and administrative                                    360          263
   Depreciation                                                  468          417
   Interest                                                      339          338
   Property taxes                                                181          177
      Total expenses                                           2,845        2,655

Income before discontinued operations                            264          328
Income from discontinued operations (Note C)                     167          432
Gain on sale of discontinued operations (Note C)               2,132           --

Net income                                                   $ 2,563       $ 760

Net income allocated to general partner (4%)                  $ 103        $  30
Net income allocated to limited partners (96%)                 2,460         730
                                                             $ 2,563       $ 760
Per limited partnership unit:

Income before discontinued operations                        $ 1.59       $ 1.99
Income from discontinued operations                             1.01         2.61
Gain on sale of discontinued operations                        12.91           --

Net income per limited partnership unit                      $ 15.51      $ 4.60

Distributions per limited partnership unit                   $ 39.19       $ --

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPTIAL PROPERTIES III

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions           158,945        $ 1       $79,473    $79,474

Partners' (deficit) capital
   at December 31, 1997                  158,582      $(1,924)    $ 4,563    $ 2,639

Net income for the year ended
   December 31, 1998                          --           30         730        760

Partners' (deficit) capital at
   December 31, 1998                     158,582      $(1,894)    $ 5,293    $ 3,399

Distributions to partners                     --          (37)     (6,215)    (6,252)

Net income for the year
   ended December 31, 1999                    --          103       2,460      2,563

Partners' (deficit) capital
   at December 31, 1999                  158,582      $(1,828)    $ 1,538     $ (290)

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                              Years Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
   Net income                                                   $ 2,563       $ 760
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                  492          465
      Amortization of lease commissions and loan costs               40           61
      Gain on sale of discontinued operations                    (2,132)          --
      Change in accounts:
        Receivables and deposits                                     34          (17)
        Other assets                                                 11          (34)
        Accounts payable                                            243          (78)
        Tenant security deposit liabilities                         (43)          19
        Other liabilities                                            94           21

            Net cash provided by operating activities             1,302        1,197

Cash flows from investing activities:

   Net proceeds from sale of discontinued operations              3,397           --
   Property improvements and replacements                          (936)        (380)
   Net (deposits to) receipts from restricted escrows               (55)          28

            Net cash provided by (used in) investing
               activities                                         2,406         (352)

Cash flows from financing activities:

   Payment of loan costs                                            (29)          --
   Net proceeds from refinancing of West Chase                    1,150           --
   Distributions to partners                                     (6,252)          --

            Net cash used in financing activities                (5,131)          --

Net (decrease) increase in cash and cash equivalents             (1,423)         845

Cash and cash equivalents at beginning of the year                2,883        2,038

Cash and cash equivalents at end of year                        $ 1,460      $ 2,883

Supplemental disclosure of cash flow information:

   Cash paid for interest                                        $ 308        $ 308

Supplemental disclosure of non-cash activity:
   Property improvements and replacements in accounts
    payable                                                      $ 167        $ --

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. As of December 31, 1999, the Partnership owned two residential properties in Florida, and one residential property in Kentucky.

At the time of the Partnership's formation, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. As part of the solicitation for approval of CEI as general partner, the limited partners also approved the conversion of CCMC from the general partner to a limited partner, thereby leaving CEI as the sole general partner of the Partnership.

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

Allocation of Profits, Gains, and Losses: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 96% to the Limited Partners and 4% to the general partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
First, to the partners in proportion to their interests until the limited partners have received proceeds equal to their original capital investment applicable to the property; Second, to the limited partners until the limited partners have received distributions from all sources equal to their 12% cumulative return; Third, concurrent with limited partner distributions, 4% to the general partner subordinated and deferred until the limited partners have received 100% of their capital contributions; Thereafter, 86% to the limited partners in proportion to their interests and 14% to the general partner.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the year ended December 31, 1999 or 1998.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note K).

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Cash balances include approximately $66,000 at December 31, 1999 that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Restricted Escrows:

     Capital Improvement Reserve: As a result of the refinancing of Ventura Landing Apartments and Village Green Apartments in 1996, the properties deposited approximately $216,000 with the mortgage company to establish a capital reserve designated for certain capital improvements. At December 31, 1999, this reserve totaled approximately $14,000.

     Replacement Reserve: As a result of the 1996 refinancing of Ventura Landing Apartments and Village Green Apartments and the December 1999 financing of West Chase Apartments, each property makes monthly deposits to establish and maintain a replacement reserve designated for repairs and replacements at the properties. At December 31, 1999, this reserve totaled approximately $119,000.

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

Loan Costs: Loan costs of approximately $243,000, less accumulated amortization of approximately $97,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $57,000 and $53,000 for the years ended December 31, 1999 and 1998, respectively were charged to operating expense as incurred.

Reclassification:   Certain  reclassifications  have  been  made  to  the  1998 information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Discontinued Segment

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,397,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $2,132,000.

Professional Plaza was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations. Revenues of this property were approximately $412,000 and $940,000 for 1999 and 1998, respectively. Income from discontinued operations were approximately $167,000 and $432,000 for 1999 and 1998, respectively.

Note D - Transactions with Affiliated Parties

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the years ended December 31, 1999 and 1998, respectively:

                                                                   1999     1998
                                                                  (in thousands)
Property management fees (included in operating expenses
  and income from discounted operations)                          $ 153    $ 180
Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  expenses)                                                         129      147
Partnership management fees (included in general and
  administrative expenses)                                           88       --
Real estate brokerage commission (included in gain on sale
  of discontinued operations)                                       108       --
Loan costs (included in other assets)                                12       --

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $153,000 and $146,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the nine months ended September 30, 1998 and were approximately $34,000. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B")), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $129,000 and $147,000 for the years ended December 31, 1999 and 1998, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General
Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $88,000 was paid to the General Partner during the year ended December 31, 1999. No similar management fee was paid to the General Partner during the corresponding period in 1998.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return this amount to the Partnership.

In connection with the financing of West Chase Apartments in December 1999, the Partnership paid a brokerage fee of approximately $12,000 to an affiliate. The brokerage fee is included in "Other Assets" and is being amortized on a straight-line basis over the life of the loan.

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

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 72,484.5 units of limited partnership units in the Partnership representing 45.708% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Distributions

During the year ended December 31, 1999, the Partnership distributed approximately $6,252,000 (approximately $6,215,000 to the limited partners or $39.19 per limited partnership unit), of which approximately $928,000 (approximately $891,000 to the limited partners or $5.62 per limited partnership unit) was attributable to cash flow from operations. Approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital and approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds from the sale of Professional Plaza both of which were distributed entirely to the Limited Partners. No distributions were paid during the year ended December 31, 1998. Subsequent to the Partnership's fiscal year end, a distribution of approximately $650,000 ($4.10 per limited partnership unit) was paid to the limited partners from financing proceeds on West Chase Apartments.

Note F - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                            Principal    Monthly                          Principal
                           Balance At    Payment     Stated                Balance
                           December 31  Including   Interest  Maturity      Due At
         Property              1999      Interest     Rate      Date       Maturity
                                (in thousands)                          (in thousands)

Ventura Landing Apartments    $2,200       $  13     7.33%      11/03       $2,200

Village Green Apartments       2,000          12     7.33%      11/03        2,000

West Chase Apartments          1,150          10     7.87%      12/19           --

      Total                   $5,350       $  35                             $4,200

On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000. The loan carries a stated interest rate of 7.87% and matures on December 1, 2019. The Partnership received net proceeds from the financing in the amount of approximately $1,124,000. The Partnership spent approximately $29,000 on loan costs during the year ended December 31, 1999. These loan costs are included in other assets on the consolidated balance sheet.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000             $  23
                               2001                27
                               2002                29
                               2003             4,231
                               2004                34
                            Thereafter          1,006

                                               $5,350

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          1999          1998

Net income as reported                   $2,563        $ 760
Add (deduct):
     Deferred revenue and other
       liabilities                           17             1
     Depreciation differences                21            52
     Accrued expenses                        20            22
     Gain on sale of discontinued
       operations                          (355)           --
     Other                                  (17)           (1)
Federal taxable income                   $2,249        $ 834
Federal taxable income per
     limited partnership unit            $13.61        $ 5.05


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets at December 31, 1999 (in thousands):

Net liabilities as reported                            $ (290)

Differences in basis of assets and liabilities
   Investment properties at cost                        3,414
   Accumulated depreciation                              (210)
   Other assets and liabilities                           341
   Syndication costs                                    8,691

Net assets - tax basis                                $11,946

Note H - Real Estate and Accumulated Depreciation

                                             Initial Cost
                                            To Partnership
                                            (in thousands)
                                                                          Cost
                                                     Buildings        Capitalized
                                                    and Related        (Removed)
                                                      Personal       Subsequent to
    Description        Encumbrances       Land        Property        Acquisition
                      (in thousands)                                 (in thousands)

Ventura Landing          $ 2,200         $ 282        $ 3,754           $ 1,470
Village Green              2,000            125         2,375               637
West Chase                 1,150            100         1,702               682

       Totals            $ 5,350         $ 507        $ 7,831           $ 2,789



                    Gross Amount At Which Carried
                         At December 31, 1999
                            (in thousands)
                              Buildings
                             And Related
                              Personal                Accumulated      Date    Depreciable
   Description       Land     Property      Total    Depreciation    Acquired   Life-Years
                                                    (in thousands)

Ventura Landing     $ 282      $ 5,223     $ 5,505      $ 4,506      10/07/81      5-19
Village Green          125       3,012       3,137        1,502      12/20/91      3-15
West Chase             100       2,385       2,485        1,390      09/17/90      5-15

      Totals        $ 507      $10,620     $11,127      $ 7,398

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)
Real Estate
Balance at beginning of year                    $14,589          $14,209
    Property improvements                           936              380
    Sale of discontinued operations              (4,398)              --
Balance at end of year                          $11,127          $14,589

Accumulated Depreciation
Balance at beginning of year                    $10,089          $ 9,624
    Additions charged to expense                    468              465
    Sale of discontinued operations              (3,159)              --
Balance at end of year                          $ 7,398          $10,089


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $14,502,000 and $18,481,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $7,608,000 and $10,166,000, respectively.

Note I - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in Orlando, Florida; Altamonte Springs, Florida; and Lexington, Kentucky. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On July 8, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note C" for further discussion regarding the sale).

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999                                Residential     Commercial      Other     Totals
                                                  (discontinued)
Rental income                          $2,865          $  --          $ --    $2,865
Other income                              184             --            60       244
Interest expense                          339             --            --       339
Depreciation                              468             --            --       468
General and administrative
  expenses                                 --             --           360       360
Income from discontinued
  operations                               --            167            --       167
Gain on sale of discontinued
  operations                               --          2,132            --     2,132
Segment profit (loss)                     564          2,299          (300)    2,563
Total assets                            4,475             21         1,224     5,720
Capital expenditures for
  investment properties                   894             42            --       936



1998                                Residential     Commercial      Other     Totals
                                                  (discontinued)
Rental income                          $2,733          $  --          $ --    $2,733
Other income                              158             --            92       250
Interest expense                          338             --            --       338
Depreciation                              417             --            --       417
General and administrative
  expense                                  --             --           263       263
Income from discontinued
  operations                               --            432            --       432
Segment profit (loss)                     499            432          (171)      760
Total assets                            3,978          1,484         2,503     7,965
Capital expenditures for
  investment properties                   323             57            --       380


Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $29,000 ($0.18 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or director. The General Partner of the Registrant is ConCap Equities, Inc. The names and ages of, as well as the positions and offices held by, the executive officers and directors of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

              Entity                      Number of Units             Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                    17,056.00                  10.76%
Insignia Properties LP
  (an affiliate of AIMCO)                    39,831.50                  25.12%
AIMCO Properties LP
  (an affiliate of AIMCO)                    15,597.00                   9.83%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602. AIMCO Properties is indirectly ultimately controlled by AIMCO and its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the years ended December 31, 1999 and 1998, respectively:

                                                                   1999     1998
                                                                  (in thousands)

 Property management fees                                         $ 153    $ 180
 Reimbursement for services of affiliates                           129      147
 Partnership management fees                                         88       --
 Real estate brokerage commission                                   108       --
 Loan costs                                                          12       --

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $153,000 and $146,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the nine months ended September 30, 1998 and were approximately $34,000. Effective October 1, 1998 (the effective date of the Insignia Merger, see "Note B"), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $129,000 and $147,000 for the year ended December 31, 1999 and 1998, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General
Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $88,000 was paid to the General Partner during the year ended December 31, 1999. No similar management fee was paid to the General Partner during the corresponding period in 1998.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return this amount to the Partnership.

In connection with the financing of West Chase Apartments in December 1999, the Partnership paid a brokerage fee of approximately $12,000 to an affiliate. The brokerage fee is included in "Other Assets" and is being amortized on a straight-line basis over the life of the loan.

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

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 72,484.5 units of limited partnership units in the Partnership representing 45.708% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of 1999.

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

/s/Patrick J. Foye            Executive Vice President            Date:
Patrick J. Foye               and Director

/s/Martha L. Long             Senior Vice President               Date:
Martha L. Long                and Controller

                                  EXHIBIT INDEX

Exhibit Number

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT; incorporated by reference to
                  Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

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

      10.4 Property Management Agreement No., 402 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

      10.8 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Group (100 Series of Property Management Contracts), (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.9 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Horn-Barlow Companies (200 Series of Property Management Contracts) (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1991).

      10.10 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.11 Assignment and Assumption Agreement dated October 23, 1990, by and between R&B Realty Group (400 Series of Property Management Contracts). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1991).

      10.12 Assignment and Assumption Agreement dated August 1, 1991, by and between R & B Arizona Management Company, Inc. and R & B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.13       Assignment  and  Assumption  Agreement  dated  September  1,
                  1991, by and between the Partnership and CCP III Associates, Ltd. (Property Agreement No. 305). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.14       Assignment  and  Assumption  Agreement  dated  September  1,
                  1991, by and between the Partnership and CCP III Associates, Ltd. (Property Agreement No. 104). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.15       Assignment  and  Assumption  Agreement  dated  September  1,
                  1991, by and between the Partnership and CCP III Associates, Ltd. (Property Agreement No. 204). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.16 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agreement").

      10.17 Assignment and Assumption Agreement dated September 1, 1991, by and between CCP III Associates, Ltd. (Horn-Barlow Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

      10.22 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and R & B Apartment Management Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1991).

      10.23 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.24 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1990).

      10.25 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("RSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

      10.32 Property Management Agreement No, 418 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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

      10.35 Property Management Agreement No, 426 dated June 30, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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

      10.45 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994).

      10.46 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon.
                  (Incorporated  by  reference  to Form 8-K  dated  December  8,
                  1994).

      10.47 Multifamily Noted dated November 14, 1996 between CCP III, a California limited partnership, and Lehman Brothers Holding, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

      10.48 Multifamily Noted dated November 14, 1996 between CCP III, a California limited partnership, and Lehman Brothers Holding, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

      10.49 Purchase and Sale Contract between Registrant and Goodman Financial Services, Inc., a Washington Corporation, dated May 5, 1999 (sale of Professional Plaza - incorporated by reference to Form 8-K dated July 8, 1999).

      10.50 Multifamily Note dated December 1, 1999 between CCP III, a California limited partnership, and GMAC Commercial Mortgage Corporation (West Chase Apartments note is filed with 10-KSB dated December 31, 1999).

      11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of
                  Item 8 - Financial Statements of this Form 10-K).

      16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

      16.2        Letter  dated  May  9,  1995  from  the  Registrant's   former
                  independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995).

      19.1 Modified First Amended Plan of Reorganization for CCP/III Associates, Ltd., dated and filed March 24, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1992).

      19.2 Modified First Amended Disclosure Statement for the Modified First Amended Plan of Reorganization for CCP/III Associates, Ltd., dated and filed March 24, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1992).

      19.3 First Modification to Modified First Amended Plan of Reorganization for CCP/III Associates, Inc., dated and filed April 22, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

      19.4 Second Modification to Modified First Amended Plan of Reorganization for CCP/III Associates, Inc., dated and filed April 29, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

      19.5 Third Modification to Modified First Amended Plan of Reorganization for CCP/III Associates, Inc., dated and filed April 29, 1992, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27          Financial Data Schedule.

                                                                    Exhibit 18



February 7, 2000



Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Consolidated Capital Properties III
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Consolidated Financial Statements of Consolidated Capital Properties III included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method, which based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                             Very truly yours,
                                                          /s/Ernst & Young LLP

                                                                   Exhibit 10.50
                                                        FHLMC Loan No. 002724642

                                MULTIFAMILY NOTE

                                  (MULTISTATE)

US $1,150,000.00                                       As of December 31, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of One Million One Hundred Fifty Thousand and 00/100 Dollars (US $1,150,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Eight Hundred Seventy Thousandths percent (7.870%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Nine Thousand Five Hundred Twenty-Six and 23/100 Dollars (US $9,526.23), shall be payable on the first day of each month beginning on January 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on December 1, 2019 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                    CONSOLIDATED CAPITAL PROPERTIES III, a
                                    California limited partnership

                                    By:    ConCap Equities, Inc., a Delaware
                                           corporation, its general partner

                                    By:
                                    Name:  Patti K. Fielding
                                    Title: Vice President


                                   94-2653686
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF NOVEMBER, 1999.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation

By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i) 1.0% of the unpaid principal balance of this Note; or

(ii) the product obtained by multiplying:

(A) the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C) the Present Value Factor.

For purposes of subparagraph (ii), the following definitions shall apply:

Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.