Form 10QSB
period 2000-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2000-05-04
CIK 317331

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

                  For the quarterly period ended March 31, 2000


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
                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                 $  701
   Receivables and deposits                                                     169
   Restricted escrows                                                           152
   Other assets                                                                 221
   Investment properties:
      Land                                                    $  507
      Buildings and related personal property                 10,646
                                                              11,153
      Less accumulated depreciation                           (7,535)         3,618
                                                                            $ 4,861

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   89
   Tenant security deposit liabilities                                           98
   Accrued property taxes                                                        41
   Other liabilities                                                            184
   Mortgage notes payable                                                     5,344

Partners' (Deficit) Capital
   General partners                                           $(1,826)
   Limited partners (158,582 units issued and
      outstanding)                                                931          (895)
                                                                            $ 4,861

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended
                                                           March 31,
                                                       2000          1999
Revenues:
   Rental income                                      $  733        $ 694
   Other income                                           50           48
      Total revenues                                     783          742

Expenses:
   Operating                                             370          376
   General and administrative                             65           87
   Depreciation                                          137          105
   Interest                                              115           85
   Property taxes                                         51           46
      Total expenses                                     738          699

Income from continuing operations                         45           43
Income from discontinued operations                       --          108

Net income                                             $  45        $ 151

Net income allocated to general partners (4%)          $   2        $   6
Net income allocated to limited partners (96%)            43          145
                                                       $  45        $ 151

Per limited partnership unit:
Income from continuing operations                      $0.27        $0.26
Income from discontinued operations                       --         0.65

Net income                                             $0.27        $0.91

Distribution per limited partnership unit              $4.10        $12.48

            See Accompanying Notes to Consolidated Financial Statements

c)

                       CONSOLIDATED CAPITAL PROPERTIES III
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners     Partners      Total

Original capital contributions         158,945       $     1      $ 79,473     $ 79,474

Partners' (deficit) capital
   at December 31, 1999                158,582       $(1,828)     $ 1,538      $   (290)

Distribution to limited partners           --             --         (650)         (650)

Net income for the three months
   ended March 31, 2000                    --              2           43            45

Partners' (deficit) capital
   at March 31, 2000                   158,582       $(1,826)      $  931       $  (895)

            See Accompanying Notes to Consolidated Financial Statements

d)

                       CONSOLIDATED CAPITAL PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,

                                                                   2000         1999
Cash flows from operating activities:
  Net income                                                      $   45        $ 151
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      137          117
   Amortization of lease commissions and loan costs                    8           12
   Change in accounts:
      Receivables and deposits                                        13          (45)
      Other assets                                                    (3)         (22)
      Accounts payable                                               (48)          (8)
      Tenant security deposit liabilities                              1            2
      Accrued property taxes                                          41           52
      Other liabilities                                              (75)           2

       Net cash provided by operating activities                     119          261

Cash flows from investing activities:
  Property improvements and replacements                            (193)         (71)
  Net deposits to restricted escrows                                 (19)         (19)
       Net cash used in investing activities                        (212)         (90)

Cash flows from financing activities:
  Payment of loan costs                                              (10)          --
  Payments on mortgage note payable                                   (6)          --
  Distributions to limited partners                                 (650)      (1,985)

       Net cash used in financing activities                        (666)      (1,985)

Net decrease in cash and cash equivalents                           (759)      (1,814)

Cash and cash equivalents at beginning of period                   1,460        2,883

Cash and cash equivalents at end of period                       $   701      $ 1,069

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $    99      $    77

At December 31, 1999, property improvements and replacements and accounts payable were adjusted by approximately $167,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Consolidation

The Partnership's financial statements include the accounts of ConCap Village Green Associates, Ltd. The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership. All inter-entity transactions have been eliminated.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

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

Note C - Discontinued Segment

On July 8, 1999, Professional Plaza, the only commercial property owned by the Partnership, was sold to an unaffiliated third party. Due to the sale of this property, the results of the commercial segment have been shown as "Income from discontinued operations" for the three months ended March 31, 1999. Professional Plaza had total revenues of approximately $229,000 and income from discontinued operations of approximately $108,000 for the three months ended March 31, 1999.

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the three month periods ended March 31, 2000 and 1999, respectively:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 39      $ 37

 Reimbursement for services of affiliates (included in
  investment properties and general and
  administrative expenses)                                          29        35

 Partnership management fees (included in general and
   administrative expenses)                                         --        15

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $39,000 and $37,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $35,000 for the three months ended March 31, 2000 and 1999, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General
Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $15,000 was paid to the General Partner during the three months ended March 31, 1999. No similar management fee was paid to the General Partner during the corresponding period in 2000.

AIMCO and its affiliates currently own 72,466.5 limited partnership units in the Partnership representing 45.697% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 45.697% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Distributions

During the three months ended March 31, 2000, a distribution of approximately $650,000 ($4.10 per limited partnership unit) was paid to the limited partners from financing proceeds on West Chase Apartments. During the three months ended March 31, 1999, a cash distribution was paid of approximately $1,985,000 (approximately $1,979,000 to the limited partners or $12.48 per limited partnership unit) of which approximately $159,000 (approximately $153,000 to the limited partners or $0.96 per limited partnership unit) was attributable to cash flow from operations and approximately $1,826,000 ($11.52 per limited partnership unit) represented a return of capital.

Note F - Financing of Investment Property

On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000. The loan carries a stated interest rate of 7.87% and matures on December 1, 2019. The Partnership received net proceeds from the financing in the amount of approximately $1,124,000. The Partnership spent approximately $29,000 on loan costs during the year ended December 31, 1999. The Partnership spent approximately $10,000 on additional loan costs during the three months ended March 31, 2000. These loan costs are included in other assets on the consolidated balance sheet.

Note G - Segment Information

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in Orlando, Florida; Altamonte Springs, Florida; and Lexington, Kentucky. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On July 8, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations for the 1999 period (see "Note C" for further discussion regarding the sale).

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

2000                                          Residential      Other      Totals

Rental income                                    $  733       $   --      $ 733
Other income                                         44            6         50
Interest expense                                    115           --        115
Depreciation                                        137           --        137
General and administrative expenses                  --           65         65
Segment profit (loss)                               104          (59)        45
Total assets                                      4,395          466      4,861
Capital expenditures for investment
  properties                                         26           --         26

1999                          Residential     Commercial       Other     Totals
                                            (discontinued)
Rental income                    $  694          $  --         $  --     $ 694
Other income                         33             --            15        48
Interest expense                     85             --            --        85
Depreciation                        105             --            --       105
General and administrative
  expenses                           --             --            87        87
Income from discontinued
  operations                         --            108            --       108
Segment profit (loss)               115            108           (72)      151
Total assets                      4,117          1,456           606     6,179
Capital expenditures for
  investment properties              48             23            --        71

Note H - Legal Proceedings

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Ventura Landing Apartments                    93%        90%
        Orlando, Florida

      Village Green Apartments                      95%        93%
        Altamonte Springs, Florida

      West Chase Apartments                         92%        96%
        Lexington, Kentucky

The General Partner attributes the increase in occupancy at Ventura Landing Apartments to various upgrades and improvements to the property combined with increased marketing efforts. The General Partner attributes the decrease in occupancy at West Chase Apartments to decreased concessions and a transient clientele.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $45,000 as compared to approximately $151,000 for the three months ended March 31, 1999. The decrease in net income is primarily attributable to income from the discontinued operations of Professional Plaza of approximately $108,000 included in net income for the three months ended March 31, 1999. Professional Plaza was sold July 8, 1999, as discussed below.

Excluding the impact of the operations of Professional Plaza, the Registrant had income of approximately $45,000 and $43,000 for the three months ending March 31, 2000 and 1999, respectively. The slight increase in income from continuing operations for the three months ended March 31, 2000 was due to increased total revenues partially offset by increased total expenses. Total revenues increased primarily due to an increase in rental income. Rental income increased primarily due to increased average rental rates at all of the Partnership's residential properties and improved occupancy at Village Green and Ventura Landing which more  than  offset  the  decrease  in  occupancy  at West  Chase.  In  addition,
concession   expenses   decreased  at  all  of  the  Partnership's   residential
properties.

Total expenses increased primarily due to an increase in interest and depreciation expenses, which was partially offset by a decrease in operating and general and administrative expenses. Depreciation expense increased due to capital improvements completed during 1999 which are now being depreciated. Interest expense increased due to the financing of West Chase Apartments in December 1999. Operating expenses decreased primarily due to decreased salary expenses and contract services at all of the Partnership's residential properties. General and administrative expenses decreased primarily due to the fact that a special asset management fee was not paid to the General Partner during the three months ended March 31, 2000 but was during the three months ended March 31, 1999 in association with the distribution from operations made to the limited partners. There were no such distributions made to the limited partners during the three months ended March 31, 2000, so no special management fee was paid during this period. In addition, there was a decrease in management reimbursements to the General Partner for the period ended March 31, 2000. Included in general and administrative expenses at both March 31, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On July 8, 1999, Professional Plaza, the only commercial property owned by the Partnership, was sold to an unaffiliated third party. Due to the sale of this property, the results of the commercial segment have been shown as "Income from discontinued operations" for the three months ended March 31, 1999. Professional Plaza had total revenues of approximately $229,000 and income from discontinued operations of approximately $108,000 for the three months ended March 31, 1999.

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

Liquidity and Capital Resources

As of March 31, 2000, the Partnership held cash and cash equivalents of approximately $701,000 compared to approximately $1,069,000 at March 31, 1999. The decrease in cash and cash equivalents of approximately $759,000 from the Partnership's year ended December 31, 1999, is due to approximately $212,000 of cash used in investing activities and approximately $666,000 of cash used in financing activities partially offset by approximately $119,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to the limited partners, and, to a lesser extent, loan costs, and payments on the mortgage note payable encumbering West Chase Apartments. The Registrant invests its working capital reserves in a money market account.

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

Village Green

During the three months ended March 31, 2000, the Partnership completed approximately $10,000 of capital improvements at Village Green Apartments consisting primarily of structural improvements. These improvements were funded from cash provided by operations. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $52,000, consisting primarily of air conditioning unit replacement and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

During the three months ended March 31, 2000, the Partnership completed approximately $16,000 of capital improvements at West Chase Apartments consisting primarily of carpet and vinyl replacement and plumbing upgrades. These improvements were funded from cash provided by operations. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $40,000, consisting primarily of appliances and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ventura Landing

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at Ventura Landing Apartments. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $58,000, consisting primarily of air conditioning unit replacement and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness at Village Green and Ventura Landing Apartments of $4,200,000 requires interest only payments with the principal balance due in November 2003. On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000 and the current balance of this mortgage is approximately $1,144,000. Payments are due on the first day of each month until the loan matures on December 1, 2019. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the three months ended March 31, 2000, a distribution of approximately $650,000 ($4.10 per limited partnership unit) was made representing financing proceeds on West Chase Apartments all of which was paid to the limited partners. During the three months ended March 31, 1999, the Registrant made a distribution of approximately $1,985,000 (approximately $1,979,000 to the limited partners or $12.48 per limited partnership unit) of which approximately $159,000 (approximately $153,000 to the limited partners or $0.96 per limited partnership unit) was from cash flow from operations and approximately $1,826,000 ($11.52 per limited partnership unit) represented a return of capital. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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