Form 10QSB
period 2000-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2000-08-02
CIK 317331

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets
   Cash and cash equivalents                                                 $  165
   Receivables and deposits                                                     320
   Restricted escrows                                                           172
   Other assets                                                                 204
   Investment properties:
      Land                                                    $  507
      Buildings and related personal property                 10,802
                                                              11,309
      Less accumulated depreciation                           (7,675)         3,634
                                                                            $ 4,495

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   63
   Tenant security deposit liabilities                                           99
   Accrued property taxes                                                        84
   Other liabilities                                                            189
   Mortgage notes payable                                                     5,338

Partners' (Deficit) Capital

   General partners                                           $(1,841)
   Limited partners (158,582 units issued and
      outstanding)                                                 563       (1,278)
                                                                            $ 4,495

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                               Three Months              Six Months
                                              Ended June 30,           Ended June 30,
                                            2000         1999         2000        1999
Revenues:
  Rental income                            $  729        $ 727      $ 1,462      $ 1,421
  Other income                                 65           62          115          110
      Total revenues                          794          789        1,577        1,531

Expenses:
  Operating                                   343          358          713          734
  General and administrative                  108           57          173          144
  Depreciation                                140          118          277          223
  Interest                                    107           84          222          169
  Property taxes                               43           45           94           91
      Total expenses                          741          662        1,479        1,361

Income from continuing operations              53          127           98          170

Income from discontinued operations            --          113           --          221

Net income                                  $  53        $ 240         $ 98        $ 391

Net income allocated to general
  partner (4%)                              $   2         $ 10         $  4        $  16
Net income allocated to limited
  partners (96%)                               51          230           94          375

                                            $  53        $ 240         $ 98        $ 391
Per limited partnership unit:
  Income from continuing operations        $ 0.32       $ 0.77       $ 0.59      $  1.03
  Income from discontinued operations          --         0.68           --         1.33

Net income                                 $ 0.32       $ 1.45       $ 0.59      $  2.36

Distributions per limited
  partnership unit                         $ 2.64        $  --       $ 6.74      $ 12.48


            See Accompanying Notes to Consolidated Financial Statements

c)

                       CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General     Limited
                                        Units        Partners    Partners       Total

Original capital contributions         158,945       $     1      $ 79,473     $ 79,474

Partners' (deficit) capital
   at December 31, 1999                158,582       $(1,828)     $  1,538     $   (290)

Distributions to partners                  --            (17)      (1,069)       (1,086)

Net income for the six months
   ended June 30, 2000                     --              4           94            98

Partners' (deficit) capital
   at June 30, 2000                    158,582       $(1,841)     $   563      $ (1,278)

            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2000         1999
Cash flows from operating activities:
  Net income                                                      $   98        $ 391
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      277          223
   Amortization of lease commissions and loan costs                   16           15
   Change in accounts:
      Receivables and deposits                                      (138)         (78)
      Other assets                                                     6            3
      Accounts payable                                               (74)          (4)
      Tenant security deposit liabilities                              2            9
      Accrued property taxes                                          84           82
      Other liabilities                                              (70)         (10)

       Net cash provided by operating activities                     201          631

Cash flows from investing activities:

  Property improvements and replacements                            (349)        (151)
  Net deposits to restricted escrows                                 (39)         (14)
       Net cash used in investing activities                        (388)        (165)

Cash flows from financing activities:

  Payment of loan costs                                              (10)          --
  Payments on mortgage note payable                                  (12)          --
  Distributions to partners                                       (1,086)      (1,985)

       Net cash used in financing activities                      (1,108)      (1,985)

Net decrease in cash and cash equivalents                         (1,295)      (1,519)

Cash and cash equivalents at beginning of period                   1,460        2,758

Cash and cash equivalents at end of period                        $  165      $ 1,239

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  199        $ 154

At December 31, 1999, property improvements and replacements and accounts payable were adjusted by approximately $167,000 for non-cash activity.


            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Discontinued Segment

On July 8, 1999, Professional Plaza, the only commercial property owned by the Partnership, was sold to an unaffiliated third party. Due to the sale of this property, the results of the commercial segment have been shown as "Income from discontinued operations" for the three and six month periods ended June 30, 1999. Professional Plaza had total revenues of approximately $447,000 and income from discontinued operations of approximately $221,000 for the six months ended June 30, 1999. Professional Plaza had total revenues of approximately $218,000 and income from discontinued operations of approximately $113,000 for the three months ended June 30, 1999.

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the six month periods ended June 30, 2000 and 1999, respectively:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 78      $ 76

 Reimbursement for services of affiliates (included in
   investment properties and general and
   administrative expenses)                                         60        61

 Partnership management fees (included in general and
   administrative expenses)                                         41        15

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$78,000 and $76,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $60,000 and $61,000 for the six months ended June 30, 2000 and 1999, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General
Partner for executive and administrative management services. Under this provision of the Partnership Agreement, fees of approximately $41,000 and $15,000 were paid to the General Partner during the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 72,386.5 limited partnership units in the Partnership representing 45.65% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 45.65% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Distributions

During the six months ended June 30, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the Limited Partners. During the six months ended June 30, 1999, a cash distribution was paid totaling approximately $1,985,000 (approximately $1,979,000 to the limited partners or $12.48 per limited partnership unit) to the partners, of which approximately $159,000 (approximately $153,000 to the limited partners or $0.96 per limited partnership unit) was attributable to cash flow from operations and approximately $1,826,000 ($11.52 per limited partnership unit) represented a return of capital.

Note F - Financing of Investment Property

On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000. The loan carries a stated interest rate of 7.87% and matures on December 1, 2019. The Partnership received net proceeds from the financing in the amount of approximately $1,124,000. The Partnership spent approximately $29,000 on loan costs during the year ended December 31, 1999. The Partnership spent approximately $10,000 on additional loan costs during the six months ended June 30, 2000. These loan costs are included in other assets on the consolidated balance sheet.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

              Six months ended
               June 30, 2000                  Residential      Other     Totals

Rental income                                   $ 1,462       $   --    $ 1,462
Other income                                        103           12        115
Interest expense                                    222           --        222
Depreciation                                        277           --        277
General and administrative expenses                  --          173        173
Segment profit (loss)                               259         (161)        98
Total assets                                      4,408           87      4,495
Capital expenditures for investment
  Properties                                        182           --        182

             Three months ended
               June 30, 2000                  Residential      Other     Totals

Rental income                                    $  729        $  --      $ 729
Other income                                         59            6         65
Interest expense                                    107           --        107
Depreciation                                        140           --        140
General and administrative expenses                  --          108        108
Segment profit (loss)                               155         (102)        53


      Six months ended
        June 30, 1999         Residential     Commercial       Other     Totals
                                            (discontinued)
Rental income                   $ 1,421          $  --         $  --   $ 1,421
Other income                         90             --            20       110
Interest expense                    169             --            --       169
Depreciation                        223             --            --       223
General and administrative
  expenses                           --             --           144       144
Income from discontinued
  operations                         --            221            --       221
Segment profit (loss)               294            221          (124)      391
Total assets                      4,332          1,394           650     6,376
Capital expenditures for
  investment properties             151             --            --       151


     Three months ended
        June 30, 1999         Residential     Commercial       Other     Totals
                                            (discontinued)
Rental income                    $  727           $ --         $  --     $ 727
Other income                         57             --             5        62
Interest expense                     84             --            --        84
Depreciation                        118             --            --       118
General and administrative
  expenses                           --             --            57        57
Income from discontinued
  operations                         --            113            --       113
Segment profit (loss)               179            113           (52)      240


Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Ventura Landing Apartments                    93%        93%
        Orlando, Florida

      Village Green Apartments                      94%        94%
        Altamonte Springs, Florida

      West Chase Apartments                         92%        95%
        Lexington, Kentucky

The General Partner attributes the decrease in occupancy at West Chase Apartments to increased competition in the apartment rental market in Lexington, Kentucky.

Results of Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $98,000 as compared to approximately $391,000 for the six months ended June 30, 1999. The Partnership's net income for the three months ended June 30, 2000, was approximately $53,000 as compared to net income of approximately $240,000 for the three months ended June 30, 1999. The decrease in net income for the three and six month periods ended June 30, 2000 is primarily attributable to income from the discontinued operations of Professional Plaza of approximately $113,000 and $221,000, respectively, included in net income for the three and six months ended June 30, 1999. Professional Plaza was sold July 8, 1999, as discussed below.

Excluding the impact of the operations of Professional Plaza, the Registrant had income from continuing operations of approximately $98,000 and $170,000 for the six months ending June 30, 2000 and 1999, respectively. Excluding the impact of the operations of Professional Plaza, the Registrant had income from continuing operations of approximately $53,000 and $127,000 for the three months ending June 30, 2000 and 1999, respectively. The decrease in income from continuing operations for the three and six months ended June 30, 2000 was due to increased total expenses partially offset by increased total revenues.

Total expenses for the three and six months ended June 30, 2000 increased primarily due to an increase in depreciation, interest, and general and administrative expenses, which was partially offset by a decrease in operating expenses. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. Interest expense increased due to the financing of West Chase Apartments in December 1999. General and administrative expenses increased due to increased partnership management fees paid during the six months ended June 30, 2000, related to increased distributions of cash from operations and increased professional fees. Included in general and administrative expenses at both June 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses decreased primarily due to decreased contract services primarily at Ventura Landing Apartments and decreased maintenance expenses at all of the Partnership's residential properties.

Total revenues increased for the three and six month periods ended June 30, 2000 primarily due to an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's residential properties. Occupancy at Village Green and Ventura Landing remained stable which more than offset the decrease in occupancy at West Chase. In addition, concession expenses decreased at all of the Partnership's residential properties. Other income increased primarily due to increased lease cancellation fees at Ventura Landing Apartments.

On July 8, 1999, Professional Plaza, the only commercial property owned by the Partnership, was sold to an unaffiliated third party. Due to the sale of this property, the results of the commercial segment have been shown as "Income from discontinued operations" for the three and six month periods ended June 30, 1999. Professional Plaza had total revenues of approximately $447,000 and income from discontinued operations of approximately $221,000 for the six months ended June 30, 1999. Professional Plaza had total revenues of approximately $218,000 and income from discontinued operations of approximately $113,000 for the three months ended June 30, 1999.

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

Liquidity and Capital Resources

As of June 30, 2000, the Partnership held cash and cash equivalents of approximately $165,000 compared to approximately $1,239,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $1,295,000 from the Partnership's year ended December 31, 1999, is due to approximately $388,000 of cash used in investing activities and approximately $1,108,000 of cash used in financing activities partially offset by approximately $201,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to the partners, and, to a lesser extent, loan costs and payments on the mortgage note payable encumbering West Chase Apartments. The Registrant invests its working capital reserves in a money market account.

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

Village Green

During the six months ended June 30, 2000, the Partnership completed approximately $90,000 of capital improvements at Village Green Apartments consisting primarily of parking lot improvements, light fixtures, carpet replacement, exterior painting, and structural improvements. These improvements were funded from cash provided by operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $124,000, consisting primarily of air conditioning unit replacement, plumbing upgrades, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

During  the  six  months  ended  June  30,  2000,  the   Partnership   completed
approximately $22,000 of capital improvements at West Chase Apartments consisting primarily of carpet and vinyl replacement and plumbing upgrades. These improvements were funded from cash provided by operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $42,000, consisting primarily of appliances and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ventura Landing

During the six months ended June 30, 2000, the Partnership completed approximately $70,000 of capital improvements at Ventura Landing Apartments consisting primarily of carpet and tile replacement and parking lot improvements. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $109,000, consisting primarily of air conditioning unit replacement, plumbing upgrades, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness at Village Green and Ventura Landing Apartments of $4,200,000 requires interest only payments with the principal balance due in November 2003. On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000 and the current balance of this mortgage is approximately $1,138,000. Payments are due on the first day of each month until the loan matures on December 1, 2019. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the Limited Partners. During the six months ended June 30, 1999, a cash distribution was paid totaling approximately $1,985,000 (approximately $1,979,000 to the limited partners or $12.48 per limited partnership unit) to the partners, of which approximately $159,000 (approximately $153,000 to the limited partners or $0.96 per limited partnership unit) was attributable to cash flow from operations and approximately $1,826,000 ($11.52 per limited partnership unit) represented a return of capital. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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