Form 10QSB
period 2000-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2000-11-08
CIK 317331

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                $   312
   Receivables and deposits                                                     370
   Restricted escrows                                                           123
   Other assets                                                                 204
   Investment properties:
      Land                                                   $   507
      Buildings and related personal property                 10,897
                                                              11,404
      Less accumulated depreciation                           (7,815)         3,589
                                                                            $ 4,598

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $    47
   Tenant security deposit liabilities                                           99
   Accrued property taxes                                                       132
   Other liabilities                                                            240
   Mortgage notes payable                                                     5,332

Partners' (Deficit) Capital

   General partner                                            $(1,840)
   Limited partners (158,582 units issued and
      outstanding)                                                588        (1,252)
                                                                            $ 4,598

            See Accompanying Notes to Consolidated Financial Statements



b)

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                               Three Months              Nine Months
                                           Ended September 30,       Ended September 30,
                                            2000         1999         2000        1999
Revenues:
  Rental income                            $  742       $  722      $ 2,204      $ 2,143
  Other income                                 64           57          179          167
      Total revenues                          806          779        2,383        2,310

Expenses:
  Operating                                   373          362        1,086        1,096
  General and administrative                  111          128          284          272
  Depreciation                                140          116          417          339
  Interest                                    108           85          330          254
  Property taxes                               48           46          142          137
      Total expenses                          780          737        2,259        2,098

Income from continuing operations              26           42          124          212

(Loss) income from discontinued
  operations                                   --          (46)          --          175

Gain on sale of discontinued
  operations                                   --        2,161           --        2,161

Net income                                  $  26      $ 2,157       $  124      $ 2,548

Net income allocated to general
  partner (4%)                              $   1      $    86       $    5      $   102
Net income allocated to limited
  partners (96%)                               25        2,071          119        2,446

                                            $  26      $ 2,157        $ 124      $ 2,548
Per limited partnership unit:

  Income from continuing operations         $0.16      $  0.25       $ 0.75      $  1.28
  (Loss) income from discontinued
   operations                                  --        (0.27)          --         1.06
  Gain on sale of discontinued
    operations                                 --        13.08           --        13.08
Net income                                 $ 0.16      $ 13.06       $ 0.75      $ 15.42

Distributions per limited

  partnership unit                         $   --      $ 26.71       $ 6.74      $ 39.19

            See Accompanying Notes to Consolidated Financial Statements

c)

                       CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1       $ 79,473     $ 79,474

Partners' (deficit) capital
   at December 31, 1999                158,582       $(1,828)     $ 1,538      $ (290)

Distributions to partners                  --            (17)      (1,069)     (1,086)

Net income for the nine months
   ended September 30, 2000                --              5          119          124

Partners' (deficit) capital
   at September 30, 2000               158,582       $(1,840)      $ 588      $(1,252)

            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,

                                                                  2000         1999
Cash flows from operating activities:

  Net income                                                      $  124      $ 2,548
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      417          365
   Amortization of lease commissions and loan costs                   24           32
   Gain on sale of discontinued operations                            --       (2,161)
   Change in accounts:
      Receivables and deposits                                      (188)        (151)
      Other assets                                                    (2)          13
      Accounts payable                                               (90)          (5)
      Due to general partner                                          --          160
      Tenant security deposit liabilities                              2          (40)
      Accrued property taxes                                         132          127
      Other liabilities                                              (19)          19

       Net cash provided by operating activities                     400          907

Cash flows from investing activities:

  Net proceeds from sale of discontinued operations                   --        3,426
  Property improvements and replacements                            (444)        (383)
  Net withdrawals from (deposits to) restricted escrows               10          (33)
       Net cash (used in) provided by investing activities          (434)       3,010

Cash flows from financing activities:

  Payment of loan costs                                              (10)          --
  Payments on mortgage note payable                                  (18)          --
  Distributions to partners                                       (1,086)      (2,204)

       Net cash used in financing activities                      (1,114)      (2,204)

Net (decrease) increase in cash and cash equivalents              (1,148)       1,713

Cash and cash equivalents at beginning of period                   1,460        2,883

Cash and cash equivalents at end of period                        $  312      $ 4,596

Supplemental disclosure of cash flow information:

  Cash paid for interest                                          $  298      $   231
Supplemental disclosure of non-cash financing activity:
  Distribution payable                                            $   --      $ 4,048

At December 31, 1999, property improvements and replacements and accounts payable were adjusted by approximately $167,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements



e)

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Discontinued Segment

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,426,000. For financial statement purposes, the sale of the property resulted in a gain on sale of discontinued operations of approximately $2,161,000. Professional Plaza was the only remaining commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as (loss) income from discontinued operations on the consolidated statement of operations. Revenues of this property were approximately $425,000 for the nine months ended September 30, 1999. Income from operations was approximately $175,000 for the nine months ended September 30, 1999. For the three months ended September 30, 1999 the property did not have any revenues and had a loss from operations of approximately $46,000.

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the nine month periods ended September 30, 2000 and 1999, respectively:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $117      $115

 Reimbursement for services of affiliates (included in
  investment properties and general and
  administrative expenses)                                         136        96

 Partnership management fees (included in general and
   administrative expenses)                                         41        88

 Real estate brokerage commission (included in due to
   general partner and gain on sale of discontinued
   operations)                                                      --       108

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $117,000 and $115,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $136,000 and $96,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General
Partner for executive and administrative management services. Under this provision of the Partnership Agreement, fees of approximately $41,000 and $88,000 were paid or accrued to the General Partner during the nine months ended September 30, 2000 and 1999, respectively. At September 30, 1999 approximately $52,000 was owed to the General Partner and was included in "Due to general partner". This amount was paid subsequent to September 30, 1999.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 75,694.5 limited partnership units in the Partnership representing 47.732% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.732% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the limited partners. During the nine months ended September 30, 1999, cash distributions were paid totaling approximately $2,204,000 (approximately $2,189,000 to the limited partners or $13.80 per limited partnership unit) to the partners, of which approximately $378,000 (approximately $363,000 to the limited partners, $2.29 per limited partnership unit) was attributable to cash flow from operations. Approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital, all of which was paid to the limited partners. Subsequent to September 30, 1999, a distribution of approximately $4,048,000 (approximately $4,026,000 to the limited partners or $25.39 per limited partnership unit) was paid to the partners, of which approximately $550,000 (approximately $528,000 to the limited partners or $3.33 per limited partnership unit) was attributable to cash flows from operations and approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds from the sale of Professional Plaza, all of which was paid to the limited partners.

Note F - Financing of Investment Property

On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000. The loan carries a stated interest rate of 7.87% and matures on December 1, 2019. The Partnership received net proceeds from the financing in the amount of approximately $1,124,000. The Partnership spent approximately $29,000 on loan costs during the year ended December 31, 1999. The Partnership spent approximately $10,000 on additional loan costs during the nine months ended September 30, 2000. These loan costs are included in other assets on the consolidated balance sheet.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

Three Months ended September 30, 2000               Residential      Other        Totals

Rental income                                          $  742         $  --         $ 742
Other income                                               62             2            64
Interest expense                                          108            --           108
Depreciation                                              140            --           140
General and administrative expenses                        --           111           111
Segment profit (loss)                                     135          (109)           26


Nine Months ended September 30, 2000                Residential       Other        Totals

Rental income                                         $ 2,204          $  --      $ 2,204
Other income                                              165             14          179
Interest expense                                          330             --          330
Depreciation                                              417             --          417
General and administrative expenses                        --            284          284
Segment profit (loss)                                     394           (270)         124
Total assets                                            4,373            225        4,598
Capital expenditures for investment
  properties                                              444             --          444


 Three Months ended September 30, 1999    Residential    Commercial      Other      Totals
                                                       (discontinued)
Rental income                                $  722          $  --         $ --      $ 722
Other income                                     45             --           12         57
Interest expense                                 85             --           --         85
Depreciation                                    116             --           --        116
General and administrative
  expenses                                       --             --          128        128
(Loss) from discontinued
  operations                                     --            (46)          --        (46)
Gain on sale of
  discontinued operations                        --          2,161           --      2,161
Segment profit (loss)                           158          2,115         (116)     2,157


  Nine Months ended September 30, 1999    Residential    Commercial      Other      Totals
                                                       (discontinued)
Rental income                               $ 2,143          $  --        $  --    $ 2,143
Other income                                    135             --           32        167
Interest expense                                254             --           --        254
Depreciation                                    339             --           --        339
General and administrative
  expenses                                       --             --          272        272
Income from discontinued
  operations                                     --            175           --        175
Gain on sale of discontinued
  operations                                     --          2,161           --      2,161
Segment profit (loss)                           452          2,336         (240)     2,548
Total assets                                  4,558            111        3,895      8,564
Capital expenditures for
  investment properties                         341             42           --        383

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Ventura Landing Apartments                    94%        94%
        Orlando, Florida

      Village Green Apartments                      94%        95%
        Altamonte Springs, Florida

      West Chase Apartments                         91%        94%
        Lexington, Kentucky

The General Partner attributes the decrease in occupancy at West Chase Apartments to increased competition in the apartment rental market in Lexington, Kentucky.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $124,000 as compared to approximately $2,548,000 for the nine months ended September 30, 1999. The Partnership's net income for the three months ended September 30, 2000, was approximately $26,000 as compared to net income of approximately $2,157,000 for the three months ended September 30, 1999. The decrease in net income for the three and nine month periods ended September 30, 2000 is primarily attributable to the gain on sale from the discontinued operations of Professional Plaza of approximately $2,161,000 in addition to the (loss) income from discontinued operations included in net income for the three and nine months ended September 30, 1999. Professional Plaza was sold July 8, 1999, as discussed below.

Excluding the impact of the operations of Professional Plaza, the Registrant had income from continuing operations of approximately $124,000 and $212,000 for the nine months ending September 30, 2000 and 1999, respectively. Excluding the impact of the operations of Professional Plaza, the Registrant had income from continuing operations of approximately $26,000 and $42,000 for the three months ending September 30, 2000 and 1999, respectively. The decrease in income from continuing operations for the three and nine months ended September 30, 2000 was due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for the three and nine months ended September 30, 2000 increased primarily due to an increase in depreciation and interest expense. Depreciation expense increased due to capital improvements completed during the past year which are now being depreciated. Interest expense increased due to the financing of West Chase Apartments in December 1999. Other expenses remained relatively constant for both the three and nine months ended September 30, 2000.

Total revenues increased for the three and nine month periods ended September 30, 2000 primarily due to an increase in rental income, and to a lesser extent, an increase in other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's residential properties, partially offset by a decrease in occupancy at West Chase Apartments and Village Green Apartments. Other income increased primarily due to increased interest income at all of the Partnership's residential properties.

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,426,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $2,161,000. Professional Plaza was the only remaining commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as (loss) income from discontinued operations on the consolidated statement of operations. Revenues of this property were approximately $425,000 for the nine months ended September 30, 1999. Income from operations was approximately $175,000 for the nine months ended September 30, 1999. For the three months ended September 30, 1999 the property did not have any revenues and had a loss from operations of approximately $46,000.

Included in general and administrative expenses for both of the nine month periods ended September 30, 2000 and 1999 are reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

As of September 30, 2000, the Partnership held cash and cash equivalents of approximately $312,000 compared to approximately $4,596,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $1,148,000 from the Partnership's year ended December 31, 1999, is due to approximately $434,000 of cash used in investing activities and approximately $1,114,000 of cash used in financing activities partially offset by approximately $400,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements slightly offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to the partners, and, to a lesser extent, loan costs and payments on the mortgage note payable encumbering West Chase Apartments. The Registrant invests its working capital reserves in a money market account.

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

Village Green

During the nine months ended September 30, 2000, the Partnership completed approximately $129,000 of capital improvements at Village Green Apartments consisting primarily of parking lot improvements, light fixtures, carpet replacement, exterior painting, and structural improvements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $199,000, consisting primarily of structural improvements, air conditioning unit replacement, plumbing upgrades, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

During the nine months ended September 30, 2000, the Partnership completed approximately $21,000 of capital improvements at West Chase Apartments consisting primarily of carpet and vinyl replacement and plumbing upgrades. These improvements were funded from cash provided by operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $42,000, consisting primarily of appliances and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ventura Landing

During the nine months ended September 30, 2000, the Partnership completed approximately $127,000 of budgeted and non-budgeted capital improvements at Ventura Landing Apartments consisting primarily of carpet and tile replacement and parking lot improvements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $136,000, consisting primarily of air conditioning unit replacement, plumbing upgrades, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness at Village Green and Ventura Landing Apartments of $4,200,000 requires interest only payments with the principal balance due in November 2003. On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000 and the current balance of this mortgage is approximately $1,132,000. Payments are due on the first day of each month until the loan matures on December 1, 2019. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the limited partners. During the nine months ended September 30, 1999, cash distributions were paid totaling approximately $2,204,000 (approximately $2,189,000 to the limited partners or $13.80 per limited partnership unit) to the partners, of which approximately $378,000 (approximately $363,000 to the limited partners, $2.29 per limited partnership unit) was attributable to cash flow from operations. Approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital, all of which was paid to the limited partners. Subsequent to September 30, 1999, a distribution of approximately $4,048,000 (approximately $4,026,000 to the limited partners or $25.39 per limited partnership unit) was paid to the partners, of which approximately $550,000 (approximately $528,000 to the limited partners or $3.33 per limited partnership unit) was attributable to cash flows from operations and approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds from the sale of Professional Plaza, all of which was paid to the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and /or refinancings. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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

                                    Date: November 8, 2000