Form 10KSB
period 2000-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2001-03-29
CIK 317331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $3,139,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Consolidated Capital Properties III (the "Partnership" or "Registrant") was organized on May 22, 1980 as a limited partnership under the California Uniform Limited Partnership Act. Commencing November 25, 1980, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 120,000 units of limited partnership interest (the "Units"), with the general partner's right to increase the offering to 240,000 Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on December 17, 1981, with 158,945 Units sold at $500 each, or gross proceeds of $79,473,000 to the Partnership. The original general partners contributed capital in the amount of $1,000 for a 4% interest in the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement (herein so called), the Partnership has retired a total of 363 Units. The Partnership gave no consideration for these units. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

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

Upon the Partnership's formation in 1980, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, Concap Equities, Inc. ("CEI" or "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. CEI is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The Registrant is engaged in the business of operating and holding real estate properties for investment. At December 31, 2000, the Partnership owned three apartment complexes. Prior to 1999, the Partnership disposed of twenty-six properties, two of which were reacquired through foreclosure. During 1999, the Partnership sold its remaining commercial property. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

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


                           Gross
                          Carrying   Accumulated    Useful               Federal
Property                   Value    Depreciation     Life    Method     Tax Basis
                              (in thousands)                         (in thousands)

Ventura Landing           $ 5,664      $ 4,645     5-19 yrs    S/L       $ 1,160
Village Green               3,290        1,750     3-15 yrs    S/L         3,793
West Chase                  2,521        1,562     5-15 yrs    S/L         1,870

         Total            $11,475      $ 7,957                           $ 6,823

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                         Principal
                       Balance At                                         Balance
                      December 31,    Interest    Period    Maturity      Due At
     Property             2000          Rate     Amortized    Date     Maturity (2)
                     (in thousands)                                   (in thousands)

Ventura Landing         $ 2,200        7.33%        (1)       11/03       $ 2,200
Village Green             2,000        7.33%        (1)       11/03         2,000
West Chase                1,125        7.87%      20 yrs      12/19             9

      Totals            $ 5,325                                           $ 4,209


(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note F" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property are as follows:

                                       Average Annual              Average Annual
                                        Rental Rates                 Occupancy
                                         (per unit)
 Property                           2000             1999          2000      1999

 Ventura Landing                   $7,190           $6,908         94%        93%
 Village Green                      7,119            6,710         93%        96%
 West Chase                         6,235            6,139         90%        93%

The General Partner attributes the decrease in occupancy at West Chase Apartments and Village Green Apartments to increased competition in the apartment rental market.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property are as follows:

                                2000            2000
                              Billing           Rate
                           (in thousands)

Ventura Landing                 $91            2.33%
Village Green                    75            1.96%
West Chase                       19             .97%

Capital Improvements

Ventura Landing

In 2000, the Partnership completed approximately $158,000 of capital improvements at Ventura Landing, consisting primarily of air conditioning, carpet and vinyl replacements and structural and parking lot improvements. These improvements were funded from Partnership reserves and cash provided by operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $50,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green

In 2000, the Partnership completed approximately $154,000 of capital improvements at Village Green, consisting primarily of parking lot improvements, light fixture, carpet and cabinet replacements, exterior painting and structural improvements. These improvements were funded from cash provided by operations and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $45,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

In 2000, the Partnership completed approximately $36,000 of capital improvements at West Chase, consisting primarily of plumbing upgrades and air conditioning, carpet and vinyl replacements. These improvements were funded from cash provided by operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units aggregating $79,473,000. In addition, the General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 4,929 holders of record owning an aggregate of 158,582 Units. Affiliates of the General Partner owned 78,163 Units or 49.29% at December 31, 2000.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 as well as subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99              $6,252 (1)            $39.19
       01/01/00 - 12/31/00               1,086 (2)              6.74
      Subsequent to 12/31/00               331 (3)              2.00

(1) Consists of $928,000 of cash from operations, $1,826,000 of cash from a return of capital and $3,498,000 of cash from sale proceeds from the sale of Professional Plaza (see "Item 6" for further details).

(2) Consists of $436,000 of cash from operations and $650,000 of cash from the financing proceeds on West Chase Apartments (see "Item 6" for further details).

(3)   Distribution was made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities and property sales and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 78,163 limited partnership units in the Partnership representing 49.29% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.29% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 was approximately $177,000 as compared to approximately $2,563,000 for the year ended December 31, 1999. The decrease in net income is primarily attributable to the gain on the sale of the discontinued operations of Professional Plaza of approximately $2,132,000 in addition to the net income from discontinued operations of $167,000 included in net income. Professional Plaza was sold July 8, 1999, as discussed below.

Excluding the impact of the operations and sale of Professional Plaza, the Partnership had income from continuing operations of approximately $177,000 and $264,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in income from continuing operations was due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for the year ended December 31, 2000 increased primarily due to an increase in depreciation expense and interest expense, which was partially offset by a decrease in operating expense. Depreciation expense increased due to capital improvements completed during 1999 and 2000 which are now being depreciated. Interest expense increased due to the financing of West Chase Apartments in December 1999. Operating expense decreased primarily due to decreased maintenance expense at all of the Partnership's residential properties.

Total revenues increased for the year ended December 31, 2000 primarily due to an increase in rental income, slightly offset by a decrease in other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's residential properties, partially offset by a decrease in occupancy at West Chase Apartments and Village Green Apartments. Other income decreased primarily due to a decrease in interest income.

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,397,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $2,132,000. Professional Plaza was the only property in the commercial segment of the Partnership. Due to the sale of this property, the results of the commercial segment have been shown as net income from discontinued operations on the consolidated statement of operations. Revenues of this property were approximately $412,000 for the year ended December 31, 1999. Income from discontinued operations was approximately $167,000 for the year ended December 31, 1999.

Included in general and administrative expenses for the year ended December 31, 2000 and 1999 are reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

As of December 31, 2000, the Partnership held cash and cash equivalents of approximately $545,000 compared to approximately $1,460,000 at December 31, 1999, a decrease of approximately $915,000. The decrease is due to approximately $527,000 of cash used in investing activities and approximately $1,122,000 of cash used in financing activities partially offset by approximately $734,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, loan costs and payments on the mortgage note payable encumbering West Chase Apartments. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $128,700. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness at Ventura Landing and Village Green Apartments of $4,200,000 requires interest only payments with the principal balance due in November 2003. On December 1, 1999, the Partnership obtained financing on West Chase Apartments in the amount of $1,150,000 and as of December 31, 2000, the balance of this mortgage is approximately $1,125,000. The loan matures December 1, 2019 and requires no balloon payment. During the year ended December 31, 2000, the Partnership capitalized $11,000 of costs relating to this loan which are being amortized over the life of the loan. The General Partner will attempt to refinance the Partnership's indebtedness and/or sell the properties prior to the debt's maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing its properties through foreclosure.

During the year ended December 31, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the limited partners. During the year ended December 31, 1999, cash distributions were paid totaling approximately $6,252,000 (approximately $6,215,000 to the limited partners or $39.19 per limited partnership unit) to the partners, of which approximately $928,000 (approximately $891,000 to the limited partners or $5.62 per limited partnership unit) was attributable to cash flow from operations. Approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital all of which was paid to the limited partners. Approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds from the sale of Professional Plaza all of which was paid to the limited partners. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of cash from operations of approximately $331,000 (approximately $312,000 to the limited partners or $2.00 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities and property sales and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 78,163 limited partnership units in the Partnership representing 49.29% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.29% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 7.     Financial Statements


CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties III


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties III as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $  545
   Receivables and deposits, net of allowance of $10                             72
   Restricted escrows                                                           145
   Other assets                                                                 200
   Investment properties (Notes F and H):
      Land                                                     $  507
      Buildings and related personal property                  10,968
                                                               11,475
      Less accumulated depreciation                            (7,957)        3,518
                                                                            $ 4,480

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    83
   Tenant security deposit liabilities                                           99
   Other liabilities                                                            172
   Mortgage notes payable (Note F)                                            5,325

Partners' (Deficit) Capital
   General partner                                             $(1,838)
   Limited partners (158,582 units issued and
      outstanding)                                                639        (1,199)
                                                                            $ 4,480

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 2,906      $ 2,865
   Other income                                                  233          244
      Total revenues                                           3,139        3,109

Expenses:
   Operating                                                   1,435        1,497
   General and administrative                                    349          360
   Depreciation                                                  559          468
   Interest                                                      437          339
   Property taxes                                                182          181
      Total expenses                                           2,962        2,845

Income before discontinued operations                            177          264
Income from discontinued operations (Note C)                      --          167
Gain on sale of discontinued operations (Note C)                  --        2,132

Net income                                                    $ 177       $ 2,563

Net income allocated to general partner (4%)                   $ 7        $   103
Net income allocated to limited partners (96%)                   170        2,460
                                                              $ 177       $ 2,563
Per limited partnership unit:
Income before discontinued operations                        $ 1.07       $  1.59
Income from discontinued operations                               --         1.01
Gain on sale of discontinued operations                           --        12.91

Net income per limited partnership unit                      $ 1.07       $ 15.51

Distributions per limited partnership unit                   $ 6.74       $ 39.19
         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions           158,945      $     1     $79,473    $79,474

Partners' (deficit) capital
   at December 31, 1998                  158,582      $(1,894)    $ 5,293    $ 3,399

Distributions to partners                                 (37)     (6,215)    (6,252)

Net income for the year ended
   December 31, 1999                          --          103       2,460     2,563

Partners' (deficit) capital at
   December 31, 1999                     158,582       (1,828)      1,538      (290)

Distributions to partners                     --          (17)     (1,069)   (1,086)

Net income for the year
   ended December 31, 2000                    --            7         170       177

Partners' (deficit) capital
   at December 31, 2000                  158,582      $(1,838)     $ 639    $(1,199)

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                    $ 177       $  2,563
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                  559           492
      Amortization of lease commissions and loan costs               32            40
      Bad debt                                                       75            53
      Gain on sale of discontinued operations                        --        (2,132)
      Change in accounts:
        Receivables and deposits                                     35           (19)
        Other assets                                                 (5)           11
        Accounts payable                                            (54)          243
        Tenant security deposit liabilities                           2           (43)
        Other liabilities                                           (87)           94

            Net cash provided by operating activities               734         1,302

Cash flows from investing activities:
   Net proceeds from sale of discontinued operations                 --         3,397
   Property improvements and replacements                          (515)         (936)
   Net deposits to restricted escrows                               (12)          (55)

            Net cash (used in) provided by investing
               activities                                          (527)        2,406

Cash flows from financing activities:
   Payment of loan costs                                            (11)          (29)
   Payment on mortgage notes payable                                (25)           --
   Net proceeds from financing of West Chase                         --         1,150
   Distributions to partners                                     (1,086)       (6,252)

            Net cash used in financing activities                (1,122)       (5,131)

Net decrease in cash and cash equivalents                          (915)       (1,423)

Cash and cash equivalents at beginning of the year                1,460         2,883

Cash and cash equivalents at end of year                         $  545       $ 1,460

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  397       $  308

Supplemental disclosure of non-cash activity:
   Property improvements and replacements in accounts
    payable                                                       $  --       $  167

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                  NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. As of December 31, 2000, the Partnership owned two residential properties in Florida and one residential property in Kentucky.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the year ended December 31, 2000 or 1999.

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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $424,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

     Capital Improvement Reserve: As a result of the refinancing of Ventura Landing Apartments and Village Green Apartments in 1996, the properties deposited approximately $216,000 with the mortgage company to establish a capital reserve designated for certain capital improvements. During the year ended December 31, 2000, all required improvements were completed. Accordingly, at December 31, 2000, the balance in this escrow is zero.

     Replacement Reserve: As a result of the 1996 refinancing of Ventura Landing Apartments and Village Green Apartments, each property makes monthly deposits to establish and maintain a replacement reserve designated for repairs and replacements at the properties. At December 31, 2000, this reserve totaled approximately $145,000.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Loan Costs: Loan costs of approximately $255,000, less accumulated amortization of approximately $130,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $64,000 and $57,000 for the years ended December 31, 2000 and 1999, respectively were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation. These reclassifications had no impact on net income or partners' (deficit) capital as previously reported.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Discontinued Segment

On July 8, 1999, Professional Plaza, located in Salt Lake City, Utah, was sold to an unaffiliated third party for $3,600,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $3,397,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $2,132,000.

Professional Plaza was the only commercial property owned by the Partnership. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations. Revenues of this property were approximately $412,000 for 1999. Income from discontinued operations were approximately $167,000 for 1999.

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the years ended December 31, 2000 and 1999, respectively:


                                                                   2000       1999
                                                                   (in thousands)
Property management fees (included in operating expenses
  and income from discontinued operations)                        $ 155      $ 153
Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  expenses)                                                         180        129
Partnership management fees (included in general and
  administrative expenses)                                           41         88
Real estate brokerage commission (included in gain on sale
  of discontinued operations)                                        --        108
Loan costs (included in other assets)                                --         12

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $155,000 and $153,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $180,000 and $129,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $41,000 and $88,000 was paid to the General Partner during the years ended December 31, 2000 and 1999, respectively.

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

In connection with the financing of West Chase Apartments in December 1999, the Partnership paid a brokerage fee of approximately $12,000 to an affiliate. The brokerage fee is included in other assets on the consolidated balance sheet and is being amortized on a straight-line basis over the life of the loan.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 78,163 limited partnership units in the Partnership representing 49.29% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.29% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Distributions

During the year ended December 31, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the limited partners. During the year ended December 31, 1999, cash distributions were paid totaling approximately $6,252,000 (approximately $6,215,000 to the limited partners or $39.19 per limited partnership unit) to the partners, of which approximately $928,000 (approximately $891,000 to the limited partners or $5.62 per limited partnership unit) was attributable to cash flow from operations. Approximately $1,826,000 ($11.51 per limited partnership unit) represented a return of capital all of which was paid to the limited partners. Approximately $3,498,000 ($22.06 per limited partnership unit) represented sale proceeds from the sale of Professional Plaza all of which was paid to the limited partners. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of cash from operations of approximately $331,000 (approximately $312,000 to the limited partners or $2.00 per limited partnership unit).

Note F - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                             Principal   Monthly                          Principal
                            Balance At   Payment     Stated                Balance
                             December   Including   Interest  Maturity      Due At
    Property                31, 2000    Interest     Rate      Date       Maturity
                                (in thousands)                          (in thousands)

Ventura Landing Apartments    $2,200       $  13      7.33%      11/03       $2,200
Village Green Apartments       2,000          12      7.33%      11/03        2,000
West Chase Apartments          1,125          10      7.87%      12/19            9
      Total                   $5,325       $  35                             $4,209

The Partnership capitalized approximately $11,000 of loan costs during the year ended December 31, 2000 related to the December 1999 financing of West Chase Apartments. These loan costs are included in other assets on the consolidated balance sheet.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001            $   27
                               2002                29
                               2003             4,231
                               2004                34
                               2005                36
                            Thereafter            968

                                               $5,325

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2000          1999

Net income as reported                    $ 177        $2,563
Add (deduct):
     Deferred revenue and other
       liabilities                           27            17
     Depreciation differences               (37)           21
     Accrued expenses                        --            20
     Gain on sale of discontinued
       operations                            --          (355)
     Other                                  (10)          (17)
Federal taxable income                   $  157        $2,249
Federal taxable income per
     limited partnership unit            $ 0.61        $13.61

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets at December 31, 2000 (in thousands):

Net liabilities as reported                           $ (1,199)
Differences in basis of assets and liabilities
   Investment properties at cost                         3,552
   Accumulated depreciation                               (247)
   Other assets and liabilities                            185
   Syndication costs                                     8,692

Net assets - Federal tax basis                        $ 10,983

Note H - Real Estate and Accumulated Depreciation


                                             Initial Cost
                                            To Partnership
                                            (in thousands)

                                                     Buildings            Cost
                                                    and Related       Capitalized
                                                      Personal       Subsequent to
    Description        Encumbrances       Land        Property        Acquisition
                      (in thousands)                                 (in thousands)

Ventura Landing          $ 2,200         $  282       $ 3,754           $ 1,628
Village Green              2,000            125         2,375               790
West Chase                 1,125            100         1,702               719

       Totals            $ 5,325         $ 507        $ 7,831           $ 3,137


                    Gross Amount At Which Carried
                         At December 31, 2000
                            (in thousands)

                              Buildings
                             And Related
                              Personal                Accumulated      Date    Depreciable
   Description       Land     Property      Total    Depreciation    Acquired   Life-Years
                                                    (in thousands)

Ventura Landing     $  282     $ 5,382     $ 5,664      $ 4,645      10/07/81      5-19
Village Green          125       3,165       3,290        1,750      12/20/91      3-15
West Chase             100       2,421       2,521        1,562      09/17/90      5-15

      Totals        $  507     $10,968     $11,475      $ 7,957

Reconciliation of "Real Estate and Accumulated Depreciation":


                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)
Real Estate
Balance at beginning of year                    $11,127          $14,589
    Property improvements                           348              936
    Sale of discontinued operations                  --           (4,398)
Balance at end of year                          $11,475          $11,127

Accumulated Depreciation
Balance at beginning of year                    $ 7,398          $10,089
    Additions charged to expense                    559              492
    Sale of discontinued operations                  --           (3,183)
Balance at end of year                          $ 7,957          $ 7,398


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $15,027,000 and $14,502,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $8,204,000 and $7,608,000, respectively.

Note I - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in Orlando, Florida; Altamonte Springs, Florida; and Lexington, Kentucky. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On July 8, 1999, the Partnership's only commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note C" for further discussion regarding the sale).

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

Segment information for the years 2000 and 1999 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to the reportable segment.

2000                                Residential    Other     Totals

Rental income                          $2,906       $ --     $2,906
Other income                              218          15       233
Interest expense                          437          --       437
Depreciation                              559          --       559
General and administrative
  expenses                                 --         349       349
Segment profit (loss)                     511        (334)      177
Total assets                            4,369         111     4,480
Capital expenditures                      348          --       348


1999                                Residential     Commercial      Other     Totals
                                                  (discontinued)
Rental income                          $2,865          $  --         $ --     $2,865
Other income                              184             --            60       244
Interest expense                          339             --            --       339
Depreciation                              468             --            --       468
General and administrative
  expense                                  --             --           360       360
Income from discontinued
  operations                               --            167            --       167
Gain on sale of discontinued
  operations                               --          2,132            --     2,132
Segment profit (loss)                     564          2,299          (300)    2,563
Total assets                            4,475             21         1,224     5,720
Capital expenditures                      894             42            --       936

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$42,000  and  non-audit  services  (principally  tax-related)  of  approximately
$20,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.


              Entity                      Number of Units             Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                    17,056.00                  10.75%
Insignia Properties LP
  (an affiliate of AIMCO)                    39,831.50                  25.12%
AIMCO Properties LP
  (an affiliate of AIMCO)                    21,275.50                  13.42%

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

The following amounts were paid or accrued to the General Partner or affiliates during each of the years ended December 31, 2000 and 1999, respectively:


                                                                  2000      1999
                                                                  (in thousands)

 Property management fees                                         $ 155     $ 153
 Reimbursement for services of affiliates                           180       129
 Partnership management fees                                         41        88
 Real estate brokerage commission                                    --       108
 Loan costs                                                          --        12

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $155,000 and $153,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $180,000 and $129,000 for the year ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. Under this provision of the Partnership Agreement, a fee of approximately $41,000 and $88,000 was paid to the General Partner during the year ended December 31, 2000 and 1999, respectively.

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

In connection with the financing of West Chase Apartments in December 1999, the Partnership paid a brokerage fee of approximately $12,000 to an affiliate. The brokerage fee is included in other assets on the consolidated balance sheet and is being amortized on a straight-line basis over the life of the loan.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 78,163 limited partnership units in the Partnership representing 49.29% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.29% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of 2000.

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


                                      Date: March 29, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye          Executive Vice President      Date: March 29, 2001
Patrick J. Foye             and Director


/s/Martha L. Long           Senior Vice President         Date: March 29, 2001
Martha L. Long              and Controller

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