Form 10QSB
period 2001-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2001-05-07
CIK 317331

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

                   For the quarterly period ended March 31, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  383
   Receivables and deposits                                                      96
   Restricted escrows                                                            35
   Other assets                                                                 218
   Investment properties:
      Land                                                   $   507
      Buildings and related personal property                 11,082
                                                              11,589
      Less accumulated depreciation                           (8,102)         3,487
                                                                            $ 4,219
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    83
   Tenant security deposit liabilities                                           96
   Accrued property taxes                                                        44
   Other liabilities                                                            186
   Mortgage notes payable                                                     5,319

Partners' (Deficit) Capital
   General partners                                           $(1,850)
   Limited partners (158,582 units issued and
      outstanding)                                                341        (1,509)
                                                                            $ 4,219

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                      Three Months Ended
                                                           March 31,
                                                      2001          2000
Revenues:
   Rental income                                      $  739        $ 733
   Other income                                           53           50
      Total revenues                                     792          783

Expenses:
   Operating                                             358          370
   General and administrative                            113           65
   Depreciation                                          145          137
   Interest                                              107          115
   Property taxes                                         48           51
      Total expenses                                     771          738

Net income                                            $   21        $  45

Net income allocated to general partners (4%)         $    1        $   2
Net income allocated to limited partners (96%)            20           43
                                                      $   21        $  45

Net income per limited partnership unit               $ 0.13       $ 0.27

Distribution per limited partnership unit             $ 2.01       $ 4.10


            See Accompanying Notes to Consolidated Financial Statements

c)

                       CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945       $     1      $ 79,473     $ 79,474

Partners' (deficit) capital
   at December 31, 2000                158,582       $(1,838)     $    639     $ (1,199)

Distributions to partners                  --            (13)         (318)        (331)

Net income for the three months
   ended March 31, 2001                    --              1            20           21

Partners' (deficit) capital
   at March 31, 2001                   158,582       $(1,850)     $    341     $ (1,509)


            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001         2000
Cash flows from operating activities:
  Net income                                                      $  21         $  45
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      145          137
   Amortization of loan costs                                          8            8
   Change in accounts:
      Receivables and deposits                                       (24)          13
      Other assets                                                   (26)          (3)
      Accounts payable                                                --          (48)
      Tenant security deposit liabilities                             (3)           1
      Accrued property taxes                                          44           41
      Other liabilities                                               14          (75)

       Net cash provided by operating activities                     179          119

Cash flows from investing activities:
  Property improvements and replacements                            (114)        (193)
  Net withdrawals from (deposits to) restricted escrows              110          (19)
       Net cash used in investing activities                          (4)        (212)

Cash flows from financing activities:
  Payment of loan costs                                               --          (10)
  Payments on mortgage note payable                                   (6)          (6)
  Distributions to partners                                         (331)        (650)

       Net cash used in financing activities                        (337)        (666)

Net decrease in cash and cash equivalents                           (162)        (759)

Cash and cash equivalents at beginning of period                     545        1,460

Cash and cash equivalents at end of period                        $  383       $  701

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $   99       $   99


            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner") which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Consolidation

The Partnership's financial statements include the accounts of ConCap Village Green Associates, Ltd. The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership. All inter-partnership transactions have been eliminated.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The following amounts were paid or accrued to the General Partner or affiliates during the three month periods ended March 31, 2001 and 2000, respectively:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 40      $ 39

 Reimbursement for services of affiliates (included in
  investment properties and general and
  administrative expenses)                                         105        29

 Partnership management fees (included in general and
   administrative expenses)                                         31        --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $40,000 and $39,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $105,000 and $29,000 for the three months ended March 31, 2001 and 2000, respectively. Included are approximately $50,000 and $10,000 of construction oversight charges during the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001, the Partnership has accrued approximately $11,000 of these reimbursements which is included in other liabilities.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2001, a fee of approximately $31,000 was paid to the General Partner. No management fee was paid to the General Partner during the corresponding period in 2000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates currently own 78,319 limited partnership units ("Units") in the Partnership representing 49.39% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.39% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, distributions of approximately $331,000 (approximately $318,000 to the limited partners or $2.01 per limited partnership unit) were declared and paid from operations. During the three months ended March 31, 2000, a distribution of approximately $650,000 ($4.10 per limited partnership unit) was paid to the limited partners from financing proceeds from West Chase Apartments in December 1999. Subsequent to March 31, 2001 a distribution of approximately $153,000 (approximately $147,000 to the limited partners or $0.93 per limited partnership unit) was paid from operations.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note E - Casualty

On January 31, 2001, a fire occurred at West Chase Apartments resulting in damage to two units. Negotiations concerning this casualty are ongoing with the insurance carrier. No insurance proceeds have been received as of March 31, 2001, and thus the financial statement impact cannot be practicably determined at this time.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ventura Landing Apartments                    93%        93%
        Orlando, Florida

      Village Green Apartments                      94%        95%
        Altamonte Springs, Florida

      West Chase Apartments                         89%        92%
        Lexington, Kentucky

The General Partner attributes the decrease in occupancy at West Chase Apartments to a fire which resulted in twelve units being unleaseable and also to increased evictions.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $21,000 as compared to approximately $45,000 for the three months ended March 31, 2000. The decrease in net income is primarily attributable to an increase in total expenses which was partially offset by a slight increase in total income.

Total expenses increased primarily due to an increase in general and administrative expenses. General and administrative expenses increased primarily due to the asset management fee charged as a result of the distribution from operations and to an increase in the costs of services provided by the General Partner which is reimbursable pursuant to the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues increased primarily due to an increase in rental income. Rental income increased primarily due to increased average rental rates at all of the Partnership's residential properties which was partially offset by a decrease in occupancy at Village Green and West Chase.

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

Liquidity and Capital Resources

As of March 31, 2001, the Partnership held cash and cash equivalents of approximately $383,000 compared to approximately $701,000 at March 31, 2000. Cash and cash equivalents decreased approximately $162,000 from December 31, 2000, the Partnership's year end. This decrease is due to approximately $4,000 of cash used in investing activities and approximately $337,000 of cash used in financing activities partially offset by approximately $179,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to the partners, and, to a lesser extent, payments on the mortgage note payable encumbering West Chase Apartments. The Registrant invests its working capital reserves in interest bearing accounts.

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

Village Green

During the three months ended March 31, 2001, the Partnership completed approximately $22,000 of capital improvements at Village Green Apartments consisting primarily of carpet and vinyl replacements, plumbing enhancements and appliance replacements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership had budgeted but is not limited to approximately $45,000 for the year ended December 31, 2001, consisting primarily of office equipment and carpet and cabinet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

During the three months ended March 31, 2001, the Partnership completed approximately $61,000 of capital improvements at West Chase Apartments consisting primarily of carpet and vinyl replacement, structural improvements, and appliance replacements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership has budgeted but is not limited to approximately $33,000 for the year ending December 31, 2001, consisting primarily of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The property has spent more than its budget during the first quarter primarily due to repairs related to a fire in January 2001 (see Note E to the financial statements).

Ventura Landing

During the three months ended March 31, 2001, the Partnership completed approximately $31,000 of capital improvements at Ventura Landing Apartments consisting primarily of flooring replacements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership has budgeted but is not limited to approximately $51,000 for the year ending December 31, 2001, consisting primarily of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness at Village Green and Ventura Landing Apartments of $4,200,000 requires interest only payments with the principal balance due in November 2003. The mortgage indebtedness at West Chase Apartments of approximately $1,119,000 requires principal and interest payments due on the first day of each month until the loan matures on December 1, 2019. The General Partner will attempt to refinance the indebtedness at Village Green and Ventura Landing indebtedness and/or sell the properties prior to their maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the three months ended March 31, 2001, distributions of approximately $331,000 (approximately $318,000 to the limited partners or $2.01 per limited partnership unit) was declared and paid from operations. During the three months ended March 31, 2000, a distribution of approximately $650,000 ($4.10 per limited partnership unit) was paid to the limited partners from financing proceeds from West Chase Apartments in December 1999. Subsequent to March 31, 2001, a distribution of approximately $153,000 (approximately $147,000 to the limited partners or $0.93 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates currently own 78,319 limited partnership units ("Units") in the Partnership representing 49.39% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.39% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                    Date: May 7, 2001