Form 10QSB
period 2001-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2001-08-10
CIK 317331

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

                    For the quarterly period ended June 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $ 1,957
   Receivables and deposits                                                     366
   Restricted escrows                                                            88
   Other assets                                                                 326
   Investment properties:
      Land                                                   $   507
      Buildings and related personal property                 11,313
                                                              11,820
      Less accumulated depreciation                           (8,252)         3,568
                                                                            $ 6,305
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    62
   Tenant security deposit liabilities                                           97
   Accrued property taxes                                                        89
   Other liabilities                                                            241
   Due to affiliates                                                            150
   Mortgage notes payable                                                     7,337

Partners' (Deficit) Capital
   General partners                                           $(1,857)
   Limited partners (158,582 units issued and
      outstanding)                                                186        (1,671)
                                                                            $ 6,305

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                               Three Months              Six Months
                                              Ended June 30,           Ended June 30,
                                            2001         2000         2001        2000
Revenues:
  Rental income                            $  761        $ 729      $ 1,500      $ 1,462
  Other income                                 49           65          102          115
      Total revenues                          810          794        1,602        1,577

Expenses:
  Operating                                   382          343          740          713
  General and administrative                   90          108          203          173
  Depreciation                                150          140          295          277
  Interest                                    110          107          217          222
  Property taxes                               51           43           99           94
      Total expenses                          783          741        1,554        1,479

Income before extraordinary item               27           53           48           98

Extraordinary loss on early
  extinguishment of debt (Note E)             (36)          --          (36)          --

Net (loss) income                           $  (9)       $  53       $   12       $   98

Net (loss) income allocated to
  general partners (4%)                     $  --        $   2       $    1       $    4
Net (loss) income allocated to
  limited partners (96%)                       (9)          51           11           94

                                            $  (9)       $  53       $   12       $   98
Net (loss) income per limited partnership
 unit:
  Income before extraordinary item         $ 0.16       $ 0.32       $ 0.29       $ 0.59
  Extraordinary loss                        (0.22)          --        (0.22)          --
                                          $ (0.06)      $ 0.32       $ 0.07       $ 0.59
Distributions per limited
  partnership unit                        $  0.92       $ 2.64       $ 2.93       $ 6.74


            See Accompanying Notes to Consolidated Financial Statements


c)

                       CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945       $     1     $ 79,473     $ 79,474

Partners' (deficit) capital
   at December 31, 2000                158,582       $(1,838)    $    639     $ (1,199)

Distributions to partners                  --            (20)        (464)        (484)

Net income for the six months
   ended June 30, 2001                     --              1           11           12

Partners' (deficit) capital
   at June 30, 2001                    158,582       $(1,857)      $ 186      $ (1,671)


            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001         2000
Cash flows from operating activities:
  Net income                                                      $   12       $   98
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      295          277
   Extraordinary loss on early extinguishment of debt                 36           --
   Amortization of loan costs                                         16           16
   Change in accounts:
      Receivables and deposits                                      (267)        (138)
      Other assets                                                    (6)           6
      Accounts payable                                               (21)         (74)
      Tenant security deposit liabilities                             (2)           2
      Accrued property taxes                                          89           84
      Other liabilities                                               69          (70)

       Net cash provided by operating activities                     221          201

Cash flows from investing activities:
  Property improvements and replacements                            (345)        (349)
  Net withdrawals from (deposits to) restricted escrows               30          (39)
       Net cash used in investing activities                        (315)        (388)

Cash flows from financing activities:
  Loan costs paid                                                   (172)         (10)
  Proceeds from refinancing                                        4,225           --
  Repayment of mortgage note payable                              (2,200)          --
  Payments on mortgage note payable                                  (13)         (12)
  Distributions to partners                                         (484)      (1,086)
  Advance from affiliate                                             150           --

       Net cash provided by (used in) financing activities         1,506       (1,108)

Net increase (decrease) in cash and cash equivalents               1,412       (1,295)

Cash and cash equivalents at beginning of period                     545        1,460
Cash and cash equivalents at end of period                       $ 1,957       $ 165
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 214        $ 199

At December 31, 1999, property improvements and replacements and accounts payable were adjusted by approximately $167,000 for non-cash activity.


            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Consolidation

The Partnership's financial statements include the accounts of ConCap Village Green Associates, Ltd. The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership. All inter-partnership transactions have been eliminated.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The following amounts were paid or accrued to the General Partner or affiliates during the six month periods ended June 30, 2001 and 2000, respectively:

                                                                2001      2000
                                                                (in thousands)

 Property management fees (included in operating expenses) $ 81 $ 78 Reimbursement for services of affiliates (included in investment properties and general and
  administrative expenses)                                       149        60
 Partnership management fees (included in general and
   administrative expenses)                                       46        41

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$81,000 and $78,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $149,000 and $60,000 for the six months ended June 30, 2001 and 2000, respectively. Included in these amounts are approximately $51,000 and $1,000 of construction oversight charges during the six months ended June 30, 2001 and 2000, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the six months ended June 30, 2001 and 2000, fees of approximately $46,000 and $41,000, respectively, were paid to the General Partner.

During the six months ended June 30, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to pay for repairs related to a fire in January 2001 (see Note D). This advance bears interest at the prime rate plus 2%. At June 30, 2001, the Partnership owed such affiliate approximately $150,000 including accrued interest. Subsequent to June 30, 2001, the Partnership repaid this advance with the refinancing proceeds from Ventura Landing Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,532 limited partnership units ("Units") in the Partnership representing 49.52% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.52% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, distributions of approximately $484,000 (approximately $464,000 to the limited partners or $2.93 per limited partnership unit) were declared and paid from operations. During the six months ended June 30, 2000, the Partnership distributed approximately $1,086,000
(approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the Limited Partners. Subsequent to June 30, 2001 a distribution of approximately $1,590,000 ($10.03 per limited partnership unit) was paid to the limited partners from refinancing proceeds from Ventura Landing Apartments.

Note D - Casualty

On January 31, 2001, a fire occurred at West Chase Apartments. Negotiations concerning this casualty are ongoing with the insurance carrier. No insurance proceeds have been received as of June 30, 2001, and thus the financial statement impact cannot be practicably determined at this time. The Partnership does not expect to realize a loss from this event.

Note E - Refinancing and Extraordinary Loss

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021. Total capitalized loan costs were approximately $172,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

Note F - Subsequent Event

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately
$2,000,000 with a new mortgage of approximately $3,575,000. Approximately $117,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the new mortgage loan of approximately $29,000 are due monthly until the loan matures in September 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $151,000. The Partnership expects to recognize an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ventura Landing Apartments                    94%        93%
        Orlando, Florida

      Village Green Apartments                      94%        94%
        Altamonte Springs, Florida

      West Chase Apartments                         90%        92%
        Lexington, Kentucky

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $12,000 as compared to approximately $98,000 for the six months ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001, was approximately $9,000 as compared to net income of approximately $53,000 for the three months ended June 30, 2000. The decrease in income for the three and six month periods ended June 30, 2001 is due to an increase in total expenses and the extraordinary loss on early extinguishment of debt recognized in connection with the refinancing of Ventura Landing (see Liquidity and Capital Resources) slightly offset by an increase in total revenues. Total expenses increased for the three and six months ended June 30, 2001 due to increases in operating and depreciation expenses, and for the six months ended June 30, 2001, increases in general and administrative expenses. The increase in total expenses for the three months ended June 30, 2001 was partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in utility expense at West Chase Apartments and to salaries and other benefits at Village Green and Ventura Landing Apartments. Depreciation expense increased at all three investment properties due to an increase in property improvements and replacements placed into service during the past twelve months.

General and administrative expenses increased for the six months ended June 30, 2001 as a result of an increase in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. General and administrative expenses decreased for the three months ended June 30, 2001 due to a decrease in partnership management fees which are paid with operating distributions as a result of less cash available for distributions from operations during the three months ended June 2001. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased due to increases in average rental rates at all three investment properties, offset by a decrease in occupancy at West Chase Apartments and a decrease in other income. Other income decreased primarily due to a decrease in lease cancellation fees at Ventura Landing.

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

Liquidity and Capital Resources

As of June 30, 2001, the Partnership held cash and cash equivalents of approximately $1,957,000 compared to approximately $165,000 at June 30, 2000. Cash and cash equivalents increased approximately $1,412,000 since December 31, 2000 due to approximately $1,506,000 and $221,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $315,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of Ventura Landing
Apartments offset by repayment of Ventura Landing's mortgage note payable, distributions to the partners, principal payments made on the mortgage encumbering West Chase Apartments and loan costs paid. Cash used in investing activities consisted of property improvements and replacements offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest bearing accounts.

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

Village Green

During the six months ended June 30, 2001, the Partnership completed approximately $60,000 of budgeted and unbudgeted capital improvements at Village Green Apartments consisting primarily of floor covering and appliance replacements, air conditioning and lighting improvements and plumbing enhancements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership budgeted approximately $45,000 for the year ended December 31, 2001, consisting primarily of floor covering and cabinet replacements and air conditioning improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

During the six months ended June 30, 2001, the Partnership completed approximately $222,000 of budgeted and unbudgeted capital improvements at West Chase Apartments consisting primarily of floor covering replacement, exterior painting, structural improvements, and appliance replacements. Approximately $170,000 of these capital improvements relate to a damage caused by a fire in January 2001. These improvements were funded from cash provided by operations and advances from an affiliate of the General Partner. The Partnership budgeted approximately $47,000 for the year ending December 31, 2001, consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ventura Landing

During the six months ended June 30, 2001, the Partnership completed approximately $63,000 of budgeted and unbudgeted capital improvements at Ventura Landing Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements and structural improvements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership budgeted approximately $53,000 for the year ending December 31, 2001, consisting primarily of air conditioning and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $172,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately
$2,000,000 with a new mortgage of approximately $3,575,000. Approximately $117,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the new mortgage loan of approximately $29,000 are due monthly until the loan matures in September 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $151,000. The Partnership expects to recognize an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness at West Chase Apartments of $1,112,000 require monthly payments of principal and interest until the loan matures in December 2019 at which time the loan will be fully amortized.

During the six months ended June 30, 2001, distributions of approximately $484,000 (approximately $464,000 to the limited partners or $2.93 per limited partnership unit) were declared and paid from operations. During the six months ended June 30, 2000, the Partnership distributed approximately $1,086,000
(approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the Limited Partners. Subsequent to June 30, 2001 a distribution of approximately $1,590,000 ($10.03 per limited partnership unit) was paid to the limited partners from refinancing proceeds from Ventura Landing Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,532 limited partnership units ("Units") in the Partnership representing 49.52% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.52% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.51, Multifamily Note dated June 27, 2001 between Consolidated Capital Properties III, a California limited partnership, and GMAC Commercial Mortgage Corporation.

                  Exhibit  10.52,  Multifamily  Note dated July 23, 2001 between
                  ConCap  Village  Green  Associates,   Ltd.,  a  Texas  limited
                  partnership, and GMAC Commercial Mortgage Corporation.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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



                                    CONSOLIDATED CAPITAL PROPERTIES III


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date: August 10, 2001

                                                                  EXHIBIT 10.51


                                    EXHIBIT C

                                                        FHLMC Loan No. 002692724
                                                      Ventura Landing Apartments

                                MULTIFAMILY NOTE
                      (MULTISTATE - REVISION DATE 11-01-2000)


US $4,225,000.00                                           As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million Two Hundred Twenty Five Thousand and 00/100 Dollars (US $4,225,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Five Hundred Forty Thousandths percent (7.540%).


      Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.


       Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn:
Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

      Consecutive monthly installments of principal and interest, each in the amount of Thirty Four Thousand One Hundred Thirty Nine and 72/100 Dollars (US $34,139.72), shall be payable on the first day of each month beginning on August 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

      Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

     - Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

      Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.


      Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      Limits on Personal Liability.

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

      To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

      Voluntary and Involuntary Prepayments.

      A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

            Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

            Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

            Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

      Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

     Any prepayment premium payable under this Note shall be computed as follows: (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

                  (B)  the excess (if any) of the  Monthly  Note  Rate  over the
                        Assumed Reinvestment Rate,
                  by

                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

      Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

     Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

      Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

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

      Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.
      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
            X        Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    CONSOLIDATED   CAPITAL   PROPERTIES  III,  a
                                      California  limited   partnership,   doing
                                      business   in  Florida   as   Consolidated
                                      Capital Properties III, Ltd.

                                    By: CONCAP Equities, Inc., a Delaware
                                        corporation, its general partner



                                        By;  _____________________
                                            Patti K. Fielding
                                            Senior Vice President





                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS THE ____ DAY OF JUNE, 2001.

GMAC COMMERCIAL  MORTGAGE  CORPORATION,  a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE
                        Modifications to Multifamily Note

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.

                                                                  EXHIBIT 20.52

                                    EXHIBIT C

                                                       FHLMC Loan No. 002692546
                                                    Village Green II Apartments

                                MULTIFAMILY NOTE
                      (MULTISTATE - REVISION DATE 11-01-2000)


US $3,575,000.00                                           As of July 23, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Three Million Five Hundred Seventy Five Thousand and 00/100 Dollars (US $3,575,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Five Hundred Forty Thousandths percent (7.540%).


      Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

       Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn:
Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

      Consecutive monthly installments of principal and interest, each in the amount of Twenty Eight Thousand Eight Hundred Eighty Seven and 46/100 Dollars (US $28,887.46), shall be payable on the first day of each month beginning on September 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

      Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on August 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

      Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

      Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      Limits on Personal Liability.

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

      To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

      Voluntary and Involuntary Prepayments.

      A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

            Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

            Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

            Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

      Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

     Any prepayment premium payable under this Note shall be computed as follows: (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

      Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

     Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

      Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

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

      Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
            X        Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

WITNESS:                            CONCAP VILLAGE GREEN ASSOCIATES,
                                      LTD., a Texas limited partnership

                                 By:   CCP/III Village Green GP, Inc., a South
_______________________                Carolina corporation, its general partner
Print Name______________

------------------------
Print Name_______________                 By:   ________________________
                                                Patti K. Fielding
                                                Senior Vice President

                                   Borrower's Social Security/Employer ID Number
                                    -------------------

PAY TO THE ORDER OF ___________________
________________,  WITHOUT RECOURSE,  THIS ____ DAY
OF _________, 2001.

GMAC COMMERCIAL  MORTGAGE  CORPORATION,  a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE
                        Modifications to Multifamily Note

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(5) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.