Form 10QSB
period 2001-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2001-11-13
CIK 317331

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

                 For the quarterly period ended September 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $  359
   Receivables and deposits                                                     203
   Restricted escrows                                                           178
   Other assets                                                                 466
   Investment properties:
      Land                                                    $  507
      Buildings and related personal property                 11,586
                                                              12,093
      Less accumulated depreciation                           (8,398)         3,695
                                                                            $ 4,901
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    79
   Tenant security deposit liabilities                                           93
   Accrued property taxes                                                       140
   Other liabilities                                                            250
   Mortgage notes payable                                                     8,884

Partners' Deficit
   General partners                                           $(1,874)
   Limited partners (158,582 units issued and
      outstanding)                                            (2,671)        (4,545)
                                                                            $ 4,901

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                               Three Months              Nine Months
                                           Ended September 30,       Ended September 30,
                                            2001         2000         2001        2000
Revenues:
  Rental income                            $  755       $  742      $ 2,255      $ 2,204
  Other income                                 68           64          170          179
      Total revenues                          823          806        2,425        2,383

Expenses:
  Operating                                   452          373        1,192        1,086
  General and administrative                   69          111          272          284
  Depreciation                                146          140          441          417
  Interest                                    172          108          389          330
  Property taxes                               51           48          150          142
      Total expenses                          890          780        2,444        2,259

(Loss) income before extraordinary
  loss                                        (67)          26          (19)         124

Extraordinary loss on early
  extinguishment of debt                      (34)          --          (70)          --

Net (loss) income                          $ (101)       $  26        $ (89)       $ 124

Net (loss) income allocated to
  general partners (4%)                    $   (4)       $   1        $  (3)       $   5
Net (loss) income allocated to
  limited partners (96%)                      (97)          25          (86)         119

                                           $ (101)       $  26        $ (89)       $ 124
Per limited partnership unit:
  (Loss) income before extraordinary
    loss                                   $ (.41)      $ 0.16       $ (.12)       $0.75
  Extraordinary loss                         (.20)          --         (.42)          --
Net (loss) income                          $ (.61)      $ 0.16       $ (.54)       $0.75

Distributions per limited
  partnership unit                        $ 17.40       $   --       $20.33        $6.74


            See Accompanying Notes to Consolidated Financial Statements

c)

                       CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945       $     1     $ 79,473     $ 79,474

Partners' (deficit) capital
   at December 31, 2000                158,582       $(1,838)    $    639     $ (1,199)

Distributions to partners                  --            (33)      (3,224)      (3,257)

Net loss for the nine months
   ended September 30, 2001                --             (3)         (86)         (89)

Partners' deficit
   at September 30, 2001               158,582       $(1,874)    $ (2,671)    $ (4,545)


            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2001         2000
Cash flows from operating activities:
  Net (loss) income                                              $ (89)        $ 124
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                      441          417
   Amortization of loan costs                                         23           24
   Extraordinary loss on early extinguishment of debt                 70           --
   Change in accounts:
      Receivables and deposits                                      (131)        (188)
      Other assets                                                   (21)          (2)
      Accounts payable                                                (4)         (90)
      Tenant security deposit liabilities                             (6)           2
      Accrued property taxes                                         140          132
      Other liabilities                                               78          (19)

       Net cash provided by operating activities                     501          400

Cash flows from investing activities:
  Property improvements and replacements                            (618)        (444)
  Net (deposits to) withdrawals from restricted escrows              (33)          10
       Net cash used in investing activities                        (651)        (434)

Cash flows from financing activities:
  Loan costs paid                                                   (338)         (10)
  Proceeds from refinancings                                       7,800           --
  Repayment of mortgage notes payable                             (4,200)          --
  Payments on mortgage notes payable                                 (41)         (18)
  Distributions to partners                                       (3,257)      (1,086)
  Advance from affiliate                                             150           --
  Payments on advance from affiliate                                (150)          --


       Net cash used in financing activities                         (36)      (1,114)

Net decrease in cash and cash equivalents                           (186)      (1,148)

Cash and cash equivalents at beginning of period                     545        1,460

Cash and cash equivalents at end of period                        $ 359        $ 312

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 343        $ 298

At December 31, 1999, property improvements and replacements and accounts payable were adjusted by approximately $167,000 for non-cash activity.


            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Partnership's financial statements include the accounts of ConCap Village Green Associates, Ltd. The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership. All inter-partnership transactions have been eliminated.

Segment Reporting

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

The following amounts were paid or accrued to the General Partner or affiliates during the nine month periods ended September 30, 2001 and 2000, respectively:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $122      $117
 Reimbursement for services of affiliates (included in
  investment properties and general and
  administrative expenses)                                         358       136
 Partnership management fees (included in general and
   administrative expenses)                                         46        41
 Refinance fee (included in other assets)                           78        --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $122,000 and $117,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $358,000 and $136,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are approximately $215,000 and $1,000 of construction oversight charges during the nine months ended September 30, 2001 and 2000, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2001 and 2000, fees of approximately $46,000 and $41,000, respectively, were paid to the General Partner.

During the nine months ended September 30, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to fund repairs related to a fire at West Chase Apartments in January 2001. This advance bore interest at the prime rate plus 2%. The Partnership repaid this advance in July 2001 with a portion of the refinancing proceeds from Ventura Landing Apartments.

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

For services provided in connection with the refinancing of two of the Partnership's investment properties, the General Partner was paid approximately $78,000 during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,548 limited partnership units ("Units") in the Partnership representing 49.53% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.53% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership distributed approximately $3,257,000 (approximately $3,224,000 to the limited partners or $20.33 per limited partnership unit), of which approximately $497,000 (approximately $464,000 to the limited partners or $2.93 per limited partnership unit) was paid from operations. Approximately $2,760,000 ($17.40 per limited partnership unit) was paid to the limited partners from the refinancing proceeds from Ventura Landing Apartments and Village Green Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the limited partners.

Note D - Casualty

On January 31, 2001, a fire occurred at West Chase Apartments. Negotiations concerning this casualty are ongoing with the insurance carrier. No insurance proceeds have been received as of September 30, 2001, and thus the financial statement impact cannot be practicably determined at this time. The Partnership does not expect to realize a loss from this event.

Note E - Refinancing and Extraordinary Loss

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $180,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in September 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $158,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

Note F - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ventura Landing Apartments                    94%        94%
        Orlando, Florida

      Village Green Apartments                      94%        94%
        Altamonte Springs, Florida

      West Chase Apartments                         90%        91%
        Lexington, Kentucky

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2001 was approximately $89,000 compared to net income of approximately $124,000 for the nine months ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001, was approximately $101,000 compared to net income of approximately $26,000 for the three months ended September 30, 2000. The decrease in income for the three and nine month periods ended September 30, 2001 is due to an increase in total expenses and the extraordinary loss on early extinguishment of debt recognized in connection with the refinancing of Ventura Landing and Village Green Apartments (see Liquidity and Capital Resources) slightly offset by an increase in total revenues. Total expenses increased for the three and nine months ended September 30, 2001 due to increases in operating, depreciation and interest expenses, partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to increases in hazard insurance at Ventura Landing and Village Green Apartments. Depreciation expense increased at all three investment properties due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgages at Ventura Landing and Village Green Apartments which resulted in larger debt balances.

General and administrative expenses decreased for the three and nine months ended September 30, 2001 as a result of a decrease in legal fees, offset by an increase in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues increased due to an increase in rental income. Rental income increased due to increases in average rental rates at all three investment properties, offset by a slight decrease in occupancy at West Chase Apartments.

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

Liquidity and Capital Resources

As of September 30, 2001, the Partnership held cash and cash equivalents of approximately $359,000 compared to approximately $312,000 at September 30, 2000. Cash and cash equivalents decreased approximately $186,000 since December 31, 2000 due to approximately $651,000 and $36,000 of cash used in investing and financing activities, respectively, partially offset by approximately $501,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of repayment of mortgage notes payables of Ventura Landing Apartments and Village Green Apartments, distributions to partners, principal payments made on the mortgages encumbering the investment properties, loan costs paid and payments on an advance from an affiliate offset by proceeds received from the refinancing of Ventura Landing Apartments and Village Green Apartments and an advance from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

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

Village Green

During the nine months ended September 30, 2001, the Partnership completed approximately $175,000 of budgeted capital improvements at Village Green Apartments consisting primarily of floor covering and appliance replacements, air conditioning and lighting improvements, plumbing enhancements, and structural improvements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership budgeted approximately $219,000 for the year ended December 31, 2001, consisting primarily of floor covering, appliance and cabinet replacements and air conditioning improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase

During the nine months ended September 30, 2001, the Partnership completed approximately $276,000 of budgeted capital improvements at West Chase Apartments consisting primarily of floor covering replacement, exterior painting, structural improvements, and appliance and air conditioning replacements. Approximately $170,000 of these capital improvements relate to damage caused by a fire in January 2001. These improvements were funded from cash provided by operations and advances from an affiliate of the General Partner. The Partnership budgeted approximately $117,000 for the year ending December 31, 2001, consisting primarily of floor covering and appliance replacements.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ventura Landing

During the nine months ended September 30, 2001, the Partnership completed approximately $167,000 of budgeted capital improvements at Ventura Landing Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements and structural improvements. These improvements were funded from cash provided by operations and replacement reserves. The Partnership budgeted approximately $192,000 for the year ending December 31, 2001, consisting primarily of air conditioning and carpet and vinyl replacements and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $180,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in September 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $158,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $8,884,000 requires monthly payments of principal and interest until the loans mature in December 2019, July 2021 and September 2021 at which time the loans will be fully amortized.

During the nine months ended September 30, 2001, the Partnership distributed approximately $3,257,000 (approximately $3,224,000 to the limited partners or $20.33 per limited partnership unit), of which approximately $497,000 (approximately $464,000 to the limited partners or $2.93 per limited partnership unit) was paid from operations. Approximately $2,760,000 ($17.40 per limited partnership unit) was paid to the limited partners from the refinancing proceeds from Ventura Landing Apartments and Village Green Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the Limited Partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,548 limited partnership units ("Units") in the Partnership representing 49.53% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.53% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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


                                    Date: November 13, 2001