Form 10KSB
period 2001-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2002-03-25
CIK 317331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $3,368,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1980, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, Concap Equities, Inc. ("CEI" or "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. CEI is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Registrant is engaged in the business of operating and holding real estate properties for investment. At December 31, 2001, the Partnership owned three apartment complexes. Prior to 2000, the Partnership disposed of twenty-seven properties, two of which were reacquired through foreclosure. See "Item 2.
Description of Properties" below for a description of the Partnership's remaining properties.

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


                           Gross
                          Carrying   Accumulated    Useful               Federal
Property                   Value    Depreciation     Life    Method     Tax Basis
                              (in thousands)                         (in thousands)

Ventura Landing
 Apartments               $ 5,920      $ 4,795     5-15 yrs    S/L       $ 1,252
Village Green
 Apartments                 3,495        2,010     3-15 yrs    S/L         3,708
West Chase Apartments       2,693        1,649     5-15 yrs    S/L         1,845

         Total            $12,108      $ 8,454                           $ 6,805


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                             Principal
                       Balance At                                             Balance
                      December 31,    Interest      Period      Maturity      Due At
     Property           2001 (1)        Rate     Amortized(2)     Date     Maturity (2)
                     (in thousands)                                       (in thousands)

Ventura Landing
 Apartments             $ 4,186        7.54%        20 yrs        07/21        $ --
Village Green
 Apartments               3,549        7.54%        20 yrs        08/21          --
West Chase
 Apartments               1,099        7.87%        20 yrs        12/19          --

      Totals            $ 8,834                                                $ --


(1) See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

(2)   The mortgage will be fully amortized at maturity.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $177,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in August 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $161,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property are as follows:

                                         Average Annual           Average Annual
                                          Rental Rates              Occupancy
                                           (per unit)
 Property                             2001           2000          2001     2000

 Ventura Landing Apartments          $7,527         $7,190         94%       94%
 Village Green Apartments             7,445          7,119         93%       93%
 West Chase Apartments                6,297          6,235         89%       90%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property are as follows:

                                             2001           2001
                                           Billing          Rate
                                        (in thousands)

Ventura Landing Apartments                   $98           2.26%
Village Green Apartments                      81           1.95%
West Chase Apartments                         18            .96%

Capital Improvements

Village Green Apartments

During the year ended December 31, 2001, the Partnership completed approximately $205,000 of capital improvements at Village Green Apartments consisting primarily of structural improvements, electrical upgrades, air conditioning improvements, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $49,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase Apartments

During the year ended December 31, 2001, the Partnership completed approximately $307,000 of capital improvements at West Chase Apartments consisting primarily of floor covering replacement, exterior painting, air conditioning replacement and construction related to damage caused by a fire in January 2001. These improvements were funded from operations and advances from an affiliate of the General Partner. The advance was required due to delays in receiving the insurance proceeds related to the fire. The insurance proceeds were received later in 2001 and are held with the mortgage lender at December 31, 2001. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ventura Landing Apartments

During the year ended December 31, 2001, the Partnership completed approximately $256,000 of capital improvements at Ventura Landing Apartments consisting primarily of structural improvements, roof replacement and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $55,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units aggregating $79,473,000. In addition, the General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 4,890 holders of record owning an aggregate of 158,582 Units. Affiliates of the General Partner owned 78,697 Units or 49.63% at December 31, 2001.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00              $1,086 (1)            $ 6.74
       01/01/01 - 12/31/01               3,257 (2)             20.33

(1) Consists of $436,000 of cash from operations and $650,000 of cash from the financing proceeds on West Chase Apartments (see "Item 6" for further details).

(2) Consists of $484,000 of cash from operations, $2,760,000 of cash from the refinancing proceeds of Ventura Landing Apartments and Village Green Apartments and $13,000 distributed to the general partner of the majority-owned sub-tier limited partnership.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,697 limited partnership units in the Partnership representing 49.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.63% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2001 was approximately $50,000, compared to net income of approximately $177,000 for the year ended December 31, 2000. The decrease in net income is due to an increase in total expenses and the recognition during 2001 of an extraordinary loss on early extinguishment of debt in connection with the refinancing of the mortgages at Ventura Landing Apartments and Village Green Apartments (as discussed in "Liquidity and Capital Resources"), partially offset by an increase in total revenues. Total expenses increased due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to increases in the insurance premiums at Ventura Landing Apartments and Village Green Apartments and increased utility expenses at all of the Partnership's investment properties. The increase in operating expense was partially offset by a decrease in maintenance expense at Ventura Landing Apartments. Depreciation expense increased at all three investment properties due to property improvements and replacements placed into service during the past twelve months. Interest expense increased due to the refinancing of the mortgages at Ventura Landing Apartments and Village Green Apartments which resulted in larger loan balances. Property tax expense increased due to an increase in the assessed value at Ventura Landing Apartments and Village Green Apartments.

General and administrative expenses decreased for the year ended December 31, 2001 as a result of a decrease in legal fees and decreased professional expenses associated with the management of the Partnership. Included in general and administrative expenses for the years ended December 31, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership
Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased due to an increase in rental income and the recognition of a casualty gain during 2001. Rental income increased due to increases in the average rental rate at all three investment properties and, to a lesser extent, a decrease in bad debt expense, partially offset by a slight decrease in occupancy at West Chase Apartments, and increased concessions at all three of the Partnership's investment properties. The casualty gain is a result of a January 2001 fire which occurred at West Chase Apartments. There was damage to twelve units with a cost of repairs of approximately $178,000. Insurance proceeds of approximately $173,000 were received in 2001 to cover these damages and are being held on deposit with the mortgage lender. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $132,000. Other income remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership held cash and cash equivalents of approximately $336,000 compared to approximately $545,000 at December 31, 2000. The decrease in cash equivalents of approximately $209,000 is due to approximately $801,000 of cash used in investing activities and approximately $86,000 of cash used in financing activities, partially offset by approximately $678,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of the repayment of the existing mortgage notes payable at Ventura Landing Apartments and Village Green Apartments, distributions to partners, principal payments made on the mortgages encumbering the Registrant's properties, loan costs paid related to the refinancing of the mortgages encumbering Ventura Landing Apartments and Village Green Apartments and payments made on an advance from an affiliate, partially offset by net proceeds received from the refinancings of Ventura Landing Apartments and Village Green Apartments and an advance from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

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

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $177,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in August 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $161,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

The mortgage indebtedness on West Chase Apartments of approximately $1,099,000 requires monthly payments of principal and interest until the loan matures in December 2019, at which time the loan will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During the year ended December 31, 2001, the Partnership distributed approximately $3,257,000 (approximately $3,224,000 to the limited partners or $20.33 per limited partnership unit), of which approximately $484,000 (approximately $464,000 to the limited partners or $2.93 per limited partnership unit) was paid from operations. Approximately $2,760,000 ($17.40 per limited partnership unit) was paid to the limited partners from the refinancing proceeds from Ventura Landing Apartments and Village Green Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the limited partners. In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $13,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the year ended December 31, 2001. No such distributions occurred during the year ended December 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,697 limited partnership units in the Partnership representing 49.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.63% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties III


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties III as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                $   336
   Receivables and deposits                                                     235
   Restricted escrows                                                           178
   Other assets                                                                 428
   Investment properties (Notes E and G):
      Land                                                     $  507
      Buildings and related personal property                  11,601
                                                               12,108
      Less accumulated depreciation                            (8,454)        3,654
                                                                            $ 4,831

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $   107
   Tenant security deposit liabilities                                           80
   Other liabilities                                                            216
   Mortgage notes payable (Note E)                                            8,834

Partners' Deficit
   General partners                                            $(1,869)
   Limited partners (158,582 units issued and
      outstanding)                                             (2,537)       (4,406)
                                                                            $ 4,831

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 3,008     $ 2,906
   Other income                                                  228         233
   Casualty gain                                                 132          --
      Total revenues                                           3,368       3,139

Expenses:
   Operating                                                   1,568       1,435
   General and administrative                                    330         349
   Depreciation                                                  591         559
   Interest                                                      565         437
   Property taxes                                                194         182
      Total expenses                                           3,248       2,962
Income before extraordinary item                                 120         177
Extraordinary loss on early extinguishment of debt               (70)         --
Net income                                                   $    50      $  177

Net income allocated to general partners (4%)                $     2      $    7
Net income allocated to limited partners (96%)                    48         170
                                                             $    50      $  177
Per limited partnership unit:
Income before extraordinary item                             $   .72      $ 1.07
Extraordinary loss on early extinguishment of debt              (.42)         --

Net income                                                   $   .30      $ 1.07

Distributions per limited partnership unit                   $ 20.33      $ 6.74

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners     Total

Original capital contributions           158,945        $ 1       $79,473    $79,474

Partners' (deficit) capital
   at December 31, 1999                  158,582      $(1,828)    $ 1,538    $ (290)

Distributions to partners                                 (17)     (1,069)    (1,086)

Net income for the year ended
   December 31, 2000                          --            7         170        177

Partners' (deficit) capital at
   December 31, 2000                     158,582       (1,838)        639     (1,199)

Distributions to partners                     --          (33)     (3,224)    (3,257)

Net income for the year
   ended December 31, 2001                    --            2          48         50

Partners' deficit
   at December 31, 2001                  158,582      $(1,869)    $(2,537)   $(4,406)

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Years Ended December 31,
                                                                  2001         2000
Cash flows from operating activities:
  Net income                                                   $    50       $   177
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    591           559
   Amortization of loan costs                                       29            32
   Extraordinary loss on early extinguishment of debt               70            --
   Casualty gain                                                  (132)           --
   Bad debt                                                         54            75
   Change in accounts:
      Receivables and deposits                                     (44)           35
      Other assets                                                  11            (5)
      Accounts payable                                              24           (54)
      Tenant security deposit liabilities                          (19)            2
      Other liabilities                                             44           (87)

       Net cash provided by operating activities                   678           734

Cash flows from investing activities:
  Property improvements and replacements                          (768)         (515)
  Net deposits to restricted escrows                               (33)          (12)
       Net cash used in investing activities                      (801)         (527)

Cash flows from financing activities:
  Loan costs paid                                                 (338)          (11)
  Proceeds from mortgage notes payable                           7,800            --
  Repayment of mortgage notes payable                           (4,200)           --
  Payments on mortgage notes payable                               (91)          (25)
  Distributions to partners                                     (3,257)       (1,086)
  Advance from affiliate                                           150            --
  Payments on advance from affiliate                              (150)           --


       Net cash used in financing activities                       (86)       (1,122)

Net decrease in cash and cash equivalents                         (209)         (915)

Cash and cash equivalents at beginning of period                   545         1,460

Cash and cash equivalents at end of period                     $   336       $   545

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   511       $   397

At December 31, 2001, receivables and deposits and cash flow from investing activities were adjusted by approximately $173,000 for non-cash activity related to insurance proceeds received which are held on deposit with the mortgage lender.


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. As of December 31, 2001, the Partnership owned two residential properties in Florida and one residential property in Kentucky.

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

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, and Losses: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 96% to the Limited Partners and 4% to the general partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
First, to the partners in proportion to their interests until the limited partners have received proceeds equal to their original capital investment applicable to the property; Second, to the limited partners until the limited partners have received distributions from all sources equal to their 12% cumulative return; Third, concurrent with limited partner distributions, 4% to the general partners subordinated and deferred until the limited partners have received 100% of their capital contributions; Thereafter, 86% to the limited partners in proportion to their interests and 14% to the general partners.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the year ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $322,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

     Capital Improvement Reserve: As a result of the refinancing of Ventura Landing Apartments and Village Green Apartments in 2001, the properties deposited approximately $177,000 with the mortgage company to establish capital reserve accounts designated for certain capital improvements. At December 31, 2001, the balance in this escrow is approximately $178,000, including interest.

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

Loan Costs: Loan costs of approximately $379,000, less accumulated amortization of approximately $15,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $65,000 and $64,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner or affiliates during each of the years ended December 31, 2001 and 2000, respectively:


                                                                   2001      2000
                                                                   (in thousands)

Property management fees (included in operating expenses)         $ 181      $ 155
Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  expenses)                                                         430        180
Partnership management fees (included in general and
  administrative expenses)                                           46         41
Loan costs (included in other assets)                                78         --

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $181,000 and $155,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $430,000 and $180,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $258,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2001 and 2000, fees of approximately $46,000 and $41,000, respectively, were paid to the General Partner.

During the year ended December 31, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to fund repairs related to a fire at West Chase Apartments in January 2001. This advance bore interest at the prime rate plus 2%. The Partnership repaid this advance in July 2001 with a portion of the refinancing proceeds from Ventura Landing Apartments.

For services provided in connection with the refinancing of two of the Partnership's investment properties, the General Partner was paid approximately $78,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,697 limited partnership units in the Partnership representing 49.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.63% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $3,257,000 (approximately $3,224,000 to the limited partners or $20.33 per limited partnership unit), of which approximately $484,000 (approximately $464,000 to the limited partners or $2.93 per limited partnership unit) was paid from operations. Approximately $2,760,000 ($17.40 per limited partnership unit) was paid to the limited partners from the refinancing proceeds from Ventura Landing Apartments and Village Green Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $1,086,000 (approximately $1,069,000 to the limited partners or $6.74 per limited partnership unit), of which approximately $436,000 (approximately $419,000 to the limited partners or $2.64 per limited partnership unit) was attributable to cash flow from operations. Approximately $650,000 ($4.10 per limited partnership unit) represented 1999 financing proceeds on West Chase Apartments which was distributed entirely to the limited partners. In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $13,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the year ended December 31, 2001. No such distributions occurred during the year ended December 31, 2000.

Note D - Casualty Event

In January 2001, a fire occurred at West Chase Apartments, which resulted in damage to twelve apartment units. The property incurred damages of approximately $178,000. Insurance proceeds of approximately $173,000 were received in 2001 to cover these damages. These proceeds are held on deposit with the mortgage lender. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2001.

Note E - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                             Principal    Monthly                          Principal
                            Balance At    Payment    Stated                Balance
                           December 31,  Including   Interest  Maturity      Due At
        Property               2001      Interest     Rate      Date       Maturity
                                (in thousands)                          (in thousands)

Ventura Landing Apartments    $4,186       $  34     7.54%      07/21         $ --
Village Green Apartments       3,549          29     7.54%      08/21           --
West Chase Apartments          1,099          10     7.87%      12/19           --
      Total                   $8,834       $  73                              $ --

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $177,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in August 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $161,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002            $  208
                               2003               224
                               2004               242
                               2005               261
                               2006               282
                            Thereafter          7,617
                                               $8,834

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                          2001          2000

Net income as reported                 $    50         $  177
Add (deduct):
     Deferred revenue and other
       liabilities                         (21)            27
     Depreciation differences              (22)           (37)
     Other                                (142)           (10)
Federal taxable income                 $  (135)        $  157
Federal taxable income per
     limited partnership unit          $ (0.82)        $ 0.61

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets at December 31, 2001 (in thousands):

Net liabilities as reported                          $ (4,406)
Differences in basis of assets and liabilities
   Investment properties at cost                        3,514
   Accumulated depreciation                              (363)
   Other assets and liabilities                           168
   Syndication costs                                    8,692

Net assets - Federal tax basis                       $  7,605

Note G - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
         Description           Encumbrances     Land       Property      Acquisition
                              (in thousands)                           (in thousands)

Ventura Landing Apartments       $ 4,186       $  282      $ 3,754         $ 1,884
Village Green Apartments           3,549          125        2,375             995
West Chase Apartments              1,099          100        1,702             891
           Totals                $ 8,834       $  507      $ 7,831         $ 3,770



                          Gross Amount At Which Carried
                              At December 31, 2001
                                  (in thousands)

                                    Buildings
                                   And Related
                                    Personal              Accumulated     Date    Depreciable
      Description          Land     Property     Total    Depreciation  Acquired  Life-Years
                                                         (in thousands)
Ventura Landing            $ 282    $ 5,638     $ 5,920     $ 4,795    10/07/81     5-15
Apartments
Village Green Apartments     125      3,370       3,495       2,010    12/20/91     3-15
West Chase Apartments        100      2,593       2,693       1,649    09/17/90     5-15
         Totals           $  507    $11,601     $12,108     $ 8,454

Reconciliation of "Real Estate and Accumulated Depreciation":


                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Real Estate
Balance at beginning of year                    $11,475          $11,127
    Property improvements                           768              348
    Disposal of property                           (135)              --
Balance at end of year                          $12,108          $11,475

Accumulated Depreciation
Balance at beginning of year                    $ 7,957          $ 7,398
    Additions charged to expense                    591              559
    Disposal of property                            (94)              --
Balance at end of year                          $ 8,454          $ 7,957


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $15,622,000 and $15,027,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000 is approximately $8,817,000 and $8,204,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8.  Changes in  and  Disagreements   with  Accountants  on  Accounting  and
            Financial Disclosures

            None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters   and  Control   Persons;
            Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner of the Registrant is ConCap Equities, Inc. The names and ages of, as well as the positions and offices held by, the executive officers and director of the General Partner are set forth below. There are no family relationships between or among any officers or director.

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $46,000 and non-audit services (principally tax-related) of approximately $22,000.

Item 10.    Executive Compensation

Neither the officers nor the director of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.


              Entity                      Number of Units             Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                    17,056.00                  10.76%
Insignia Properties LP
  (an affiliate of AIMCO)                    39,831.50                  25.12%
AIMCO Properties LP
  (an affiliate of AIMCO)                    21,809.50                  13.75%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO and its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner or affiliates during each of the years ended December 31, 2001 and 2000, respectively:


                                                                   2001      2000
                                                                   (in thousands)

Property management fees                                          $ 181      $ 155
Reimbursement for services of affiliates                            430        180
Partnership management fees                                          46         41
Loan costs                                                           78         --

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $181,000 and $155,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $430,000 and $180,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $258,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2001 and 2000, fees of approximately $46,000 and $41,000, respectively, were paid to the General Partner.

During the year ended December 31, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to fund repairs related to a fire at West Chase Apartments in January 2001. This advance bore interest at the prime rate plus 2%. The Partnership repaid this advance in July 2001 with a portion of the refinancing proceeds from Ventura Landing Apartments.

For services provided in connection with the refinancing of two of the Partnership's investment properties, the General Partner was paid approximately $78,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,697 limited partnership units in the Partnership representing 49.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.63% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of 2001.

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


                                    Date: March 25, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye            Executive Vice President      Date: March 25, 2002
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date: March 25, 2002
Martha L. Long                and Controller

                                  EXHIBIT INDEX

Exhibit Number

2.1 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT; incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

3 Certificate of Limited Partnership, as amended to date. (Incorporated by reference to the Annualeport on Form 10-K for the year ended December 31,
     1991).

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

10.10Assignment and Assumption  Agreement dated October 23, 1990, by and between
     CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.11Assignment and Assumption  Agreement dated October 23, 1990, by and between
     R&B Realty Group (400 Series of Property Management Contracts). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.12Assignment and Assumption  Agreement dated August 1, 1991, by and between R
     & B Arizona Management Company, Inc. and R & B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.13Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Property Agreement No. 305). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.14Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Property Agreement No. 104). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.15Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Property Agreement No. 204). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.16Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agreement").

10.17Assignment and Assumption Agreement dated September 1, 1991, by and between CCP III Associates, Ltd. (Horn-Barlow Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.18Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the  Partnership  and Metro  ConCap,  Inc. (the "Metro
     Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.19Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Metro Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.20Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the  Partnership  and The Hayman  Company (the "Hayman
     Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.21Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP III Associates, Ltd. (Hayman Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.22Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and R & B Apartment Management Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.23Investor  Services  Agreement  dated  October 23, 1990,  by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.24Assignment and Assumption  Agreement  (Investor  Services  Agreement) dated
     October 23, 1990, by and between CCEC and ConCap Services Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

10.25Letter of Notice dated December 20, 1991, from Partnership  Services,  Inc.
     ("RSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.26Financial  Services  Agreement  dated  October 23, 1990, by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.27Assignment and Assumption  Agreement  (Financial  Services Agreement) dated
     October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.28Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.29Property Management Agreement No. 416 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
     1993).

10.30Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     416) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.31Assignment and Agreement as to Certain Property  Management  Services dated
     May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.32Property Management Agreement No, 418 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
     1993).

10.33Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     418) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.34Assignment and Agreement as to Certain Property  Management  Services dated
     May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.35Property Management Agreement No, 426 dated June 30, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
     1993).

10.36Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     426) dated June 30, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.37Assignment and Agreement as to Certain Property  Management  Services dated
     June 30, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.38Property Management Agreement No. 510 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.39Property Management Agreement No. 510A dated August 18, 1993, by and between the Partnership and Coventry Properties, Inc.

10.40Assignment and Agreement as to Certain Property  Management  Services dated
     November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.41Property Management Agreement No. 511 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.42Assignment and Agreement as to Certain Property  Management  Services dated
     November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.43Property Management Agreement No. 512 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.44Assignment and Agreement as to Certain Property  Management  Services dated
     November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.45Stock and Asset  Purchase  Agreement,  dated  December 8, 1994 (the "Gordon
     Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.46Exercise  of the  Option  (as  defined  in  the  Gordon  Agreement),  dated
     December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.47Multifamily Noted dated November 14, 1996 between CCP III, a California limited partnership, and Lehman Brothers Holding, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

10.48Multifamily Noted dated November 14, 1996 between CCP III, a California limited partnership, and Lehman Brothers Holding, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

10.49Purchase  and  Sale  Contract  between  Registrant  and  Goodman  Financial
     Services, Inc., a Washington Corporation, dated May 5, 1999 (sale of Professional Plaza - incorporated by reference to Form 8-K dated July 8,
     1999).

10.50Multifamily Note dated December 1, 1999 between CCP III, a California limited partnership, and GMAC Commercial Mortgage Corporation (West Chase Apartments note is filed with 10-KSB dated December 31, 1999).

10.51Multifamily  Note  dated  June  27,  2001  between   Consolidated   Capital
     Properties III, a California limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

10.52Multifamily   Note  dated  July  23,  2001  between  ConCap  Village  Green
     Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

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