Form 10QSB
period 2002-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2002-05-14
CIK 317331

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

                   For the quarterly period ended March 31, 2002


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $  375
   Receivables and deposits                                                     240
   Restricted escrows                                                           178
   Other assets                                                                 493
   Investment properties:
      Land                                                    $ 507
      Buildings and related personal property                 11,673
                                                              12,180
      Less accumulated depreciation                           (8,610)         3,570
                                                                            $ 4,856
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 93
   Tenant security deposit liabilities                                           81
   Accrued property taxes                                                        40
   Other liabilities                                                            264
   Mortgage notes payable                                                     8,783

Partners' Deficit
   General partners                                           $(1,869)
   Limited partners (158,582 units issued and
      outstanding)                                            (2,536)        (4,405)
                                                                            $ 4,856

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)





                                                      Three Months Ended
                                                           March 31,
                                                      2002          2001
Revenues:
   Rental income                                      $ 726        $ 739
   Other income                                           67           53
      Total revenues                                     793          792

Expenses:
   Operating                                             346          358
   General and administrative                             68          113
   Depreciation                                          156          145
   Interest                                              173          107
   Property taxes                                         49           48
      Total expenses                                     792          771

Net income                                             $ 1          $ 21

Net income allocated to general partners (4%)         $ --          $ 1
Net income allocated to limited partners (96%)             1           20
                                                       $ 1          $ 21

Net income per limited partnership unit              $ 0.01        $ 0.13

Distributions per limited partnership unit            $ --         $ 2.01


            See Accompanying Notes to Consolidated Financial Statements

c)

                       CONSOLIDATED CAPITAL PROPERTIES III

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1      $ 79,473      $ 79,474

Partners' deficit
   at December 31, 2001                158,582       $(1,869)   $ (2,537)     $ (4,406)

Net income for the three months
   ended March 31, 2002                    --             --           1             1

Partners' deficit
   at March 31, 2002                   158,582       $(1,869)   $ (2,536)     $ (4,405)



            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                       $ 1         $ 21
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      156          145
   Amortization of loan costs                                          6            8
   Change in accounts:
      Receivables and deposits                                        (5)         (24)
      Other assets                                                   (71)         (26)
      Accounts payable                                               (14)          --
      Tenant security deposit liabilities                              1           (3)
      Accrued property taxes                                          40           44
      Other liabilities                                               48           14

       Net cash provided by operating activities                     162          179

Cash flows from investing activities:
  Property improvements and replacements                             (72)        (114)
  Net withdrawals from restricted escrows                             --          110
       Net cash used in investing activities                         (72)          (4)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (51)          (6)
  Distributions to partners                                           --         (331)

       Net cash used in financing activities                         (51)        (337)

Net increase (decrease) in cash and cash equivalents                  39         (162)

Cash and cash equivalents at beginning of period                     336          545

Cash and cash equivalents at end of period                        $ 375        $ 383

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 167        $ 99


            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement ("Partnership Agreement") provides for (i) payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $40,000 for both the three months ended March 31, 2002 and 2001, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $105,000 for the three months ended March 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $50,000 for the three months ended March 31, 2001. No such fees were incurred for the three months ended March 31, 2002. The construction management service fees are calculated based on a percentage of additions to investment properties. These reimbursements of accountable administrative expenses are included in investment properties and general and administrative expenses.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2001, a fee of approximately $31,000 was paid to the General Partner, which is included in general and administrative expenses. During the three months ended March 31, 2002, no special management fee was paid as no distributions from cash flow from operations were made.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ventura Landing Apartments                    92%        93%
        Orlando, Florida

      Village Green Apartments                      91%        94%
        Altamonte Springs, Florida

      West Chase Apartments                         91%        89%
        Lexington, Kentucky

The General Partner attributes the decrease in occupancy at Village Green Apartments to increased market competition as a result of the slowdown in the economy in the Altamonte Springs area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $1,000, compared to net income of approximately $21,000 for the three months ended March 31, 2001. The decrease in net income is due to an increase in total expenses. Total expenses increased due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. Depreciation expense increased at all three investment properties due to property improvements and replacements placed into service during the past twelve months. Interest expense increased due to the refinancing of the mortgages at Ventura Landing Apartments and
Village Green Apartments in 2001 which resulted in larger loan balances. Operating expense decreased primarily due to a decrease in maintenance expense at Ventura Landing Apartments and West Chase Apartments, partially offset by an increase in insurance expense as a result of an increase in insurance premiums at all three investment properties. General and administrative expenses decreased for the three months ended March 31, 2002 primarily due to the partnership management fee charged during the three months ended March 31, 2001, as a result of the distribution from operations, and, to a lesser extent, a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the comparable periods, as an increase in other income was offset by a decrease in rental income. Other income increased primarily due to increases in laundry income at West Chase Apartments and lease cancellation fees at Ventura Landing Apartments and West Chase Apartments, partially offset by a decrease in interest income. Rental income decreased primarily due to the decreases in occupancy at Village Green Apartments and Ventura Landing Apartments and increased concessions at all three investment properties, partially offset by an increase in the average rental rate at all three properties and the increase in occupancy at West Chase Apartments.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $375,000, compared to approximately $383,000 at March 31, 2001. Cash and cash equivalents increased approximately $39,000, from the Partnership's year ended December 31, 2001, due to approximately $162,000 of cash provided by operating activities, partially offset by approximately $72,000 of cash used in investing activities and approximately $51,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

For 2002,  the  Partnership  has  budgeted  approximately  $73,000  for  capital improvements, consisting primarily of gutter replacement, structural improvements, and air conditioning unit and floor covering replacements. The Partnership completed approximately $31,000 of capital improvements at Village Green Apartments as of March 31, 2002, consisting primarily of gutter replacement and structural improvements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase Apartments

For 2002,  the  Partnership  has  budgeted  approximately  $43,000  for  capital improvements, consisting primarily of parking area upgrades, fencing improvements, and floor covering replacement. The Partnership completed approximately $21,000 of capital improvements at West Chase Apartments as of March 31, 2002, consisting primarily of construction related to the damage caused by a January 2001 fire (as
discussed  in  "Note  C"  to  the  financial   statements)  and  floor  covering
replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ventura Landing Apartments

For 2002, the Partnership has budgeted approximately $70,000 for capital improvements consisting primarily of parking area upgrades, structural improvements, and air conditioning unit and floor covering replacements. The Partnership completed approximately $20,000 of capital improvements at Ventura Landing Apartments as of March 31, 2002, consisting primarily of parking area upgrades and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The mortgage indebtedness on West Chase Apartments of approximately $1,092,000 requires monthly payments of principal and interest until the loan matures in December 2019, at which time the loan will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $   --           $   --           $  331            $ 2.01

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 78,727 limited partnership units ("Units") in the Partnership representing 49.64% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.64% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 14, 2002