Form 10QSB
period 2002-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2002-08-14
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 303
   Receivables and deposits                                                     114
   Restricted escrows                                                           118
   Other assets                                                                 460
   Investment properties:
      Land                                                    $ 507
      Buildings and related personal property                 11,749
                                                              12,256
      Less accumulated depreciation                           (8,767)         3,489
                                                                            $ 4,484
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 20
   Tenant security deposit liabilities                                           79
   Accrued property taxes                                                        88
   Other liabilities                                                            280
   Mortgage notes payable                                                     8,732

Partners' Deficit
   General partners                                           $(1,869)
   Limited partners (158,582 units issued and
      outstanding)                                            (2,846)        (4,715)
                                                                            $ 4,484

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                               Three Months              Six Months
                                              Ended June 30,           Ended June 30,
                                            2002         2001         2002        2001
                                                      (Restated)               (Restated)
Revenues:
  Rental income                            $ 709        $ 761       $ 1,435      $ 1,500
  Other income                                 74           49          141          102
      Total revenues                          783          810        1,576        1,602

Expenses:
  Operating                                   350          382          696          740
  General and administrative                   65           90          133          203
  Depreciation                                157          150          313          295
  Interest                                    169          146          342          253
  Property taxes                               49           51           98           99
      Total expenses                          790          819        1,582        1,590

Net (loss) income                           $ (7)        $ (9)        $ (6)       $ 12

Net income allocated to general
  partners (4%)                             $ --         $ --         $ --         $ 1
Net (loss) income allocated to
  limited partners (96%)                       (7)          (9)          (6)          11

                                            $ (7)        $ (9)        $ (6)       $ 12
Net (loss) income per limited
  partnership unit
                                          $ (0.05)     $ (0.06)     $ (0.04)     $ 0.07
Distributions per limited
  partnership unit                         $ 1.91       $ 0.92       $ 1.91      $ 2.93
            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1       $ 79,473     $ 79,474

Partners' deficit
   at December 31, 2001                158,582       $(1,869)    $ (2,537)    $ (4,406)

Distributions to partners                  --             --         (303)        (303)

Net loss for the six months
   ended June 30, 2002                     --             --           (6)          (6)

Partners' deficit
   at June 30, 2002                    158,582       $(1,869)    $ (2,846)    $ (4,715)

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net (loss) income                                               $ (6)        $ 12
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                      313          295
   Loss on early extinguishment of debt                               --           36
   Amortization of loan costs                                         12           16
   Change in accounts:
      Receivables and deposits                                       (52)        (267)
      Other assets                                                   (44)          (6)
      Accounts payable                                               (87)         (21)
      Tenant security deposit liabilities                             (1)          (2)
      Accrued property taxes                                          88           89
      Other liabilities                                               64           69

       Net cash provided by operating activities                     287          221

Cash flows from investing activities:
  Property improvements and replacements                            (148)        (345)
  Insurance proceeds received                                        173           --
  Net withdrawals from restricted escrows                             60           30
       Net cash provided by (used in) investing activities            85         (315)

Cash flows from financing activities:
  Loan costs paid                                                     --         (172)
  Proceeds from mortgage note payable                                 --        4,225
  Repayment of mortgage note payable                                  --       (2,200)
  Payments on mortgage notes payable                                (102)         (13)
  Distributions to partners                                         (303)        (484)
  Advance from affiliate                                              --          150

       Net cash (used in) provided by financing activities          (405)       1,506

Net (decrease) increase in cash and cash equivalents                 (33)       1,412

Cash and cash equivalents at beginning of period                     336          545
Cash and cash equivalents at end of period                        $ 303       $ 1,957
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 333        $ 214

At December 31, 2001, receivables and deposits and cash flow from investing activities were adjusted by approximately $173,000 for non-cash activity related to insurance proceeds received which were held on deposit with the mortgage lender and received during the six months ended June 30, 2002.

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for the three and six months ended June 30, 2001 have been restated to reflect the loss on early extinguishment of debt at Ventura Landing Apartments (see Note D) as interest expense.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$79,000 and $81,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $88,000 and $149,000 for the six months ended June 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $51,000 for the six months ended June 30, 2001. No such fees were incurred for the six months ended June 30, 2002. The construction management service fees are calculated based on additions to investment properties. These reimbursements of accountable administrative expenses are included in investment properties and general and administrative expenses.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the six months ended June 30, 2001, fees of approximately $46,000 were paid to the General Partner, which are included in general and administrative expenses. During the six months ended June 30, 2002, no special management fee was paid as no distributions from cash flow from operations were made.

During the six months ended June 30, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to pay for repairs related to a fire in January 2001 (see "Note C"). This advance accrued interest at the prime rate plus 2%. At June 30, 2001, the Partnership owed such affiliate approximately $150,000 including accrued interest. During the third quarter of 2001, the Partnership repaid this advance with the refinancing proceeds from Ventura Landing Apartments. There were no advances from affiliates of the General Partner to the Registrant during the six months ended June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In January 2001, a fire occurred at West Chase Apartments, which resulted in damage to twelve apartment units. The property incurred damages of approximately $178,000. Insurance proceeds of approximately $173,000 were received in 2001 to cover these damages. These proceeds were held on deposit with the mortgage lender at December 31, 2001 and were released during the six months ended June 30, 2002 upon completion of repairs at the property.

Note D - Refinancing and Loss on Early Extinguishment of Debt

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $172,000 during the six months ended June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs, which is included in interest expense.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ventura Landing Apartments                    92%        94%
        Orlando, Florida

      Village Green Apartments                      92%        94%
        Altamonte Springs, Florida

      West Chase Apartments                         93%        90%
        Lexington, Kentucky

The General Partner attributes the increase in occupancy at West Chase Apartments to increased marketing efforts and competitive pricing relative to other apartment complexes in the Lexington area.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2002 was approximately $6,000 as compared to net income of approximately $12,000 for the six months ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was approximately $7,000 as compared to a net loss of approximately $9,000 for the three months ended June 30, 2001. The increase in net loss for the six months ended June 30, 2002 is due to a decrease in total revenues, partially offset by a decrease in total expenses. Net loss remained relatively constant for the three months ended June 30, 2002, as a decrease in total revenues was offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Other income increased primarily due to increases in lease cancellation fees at Ventura Landing Apartments and West Chase Apartments and late charges at Village Green Apartments and Ventura Landing Apartments, partially offset by a decrease in interest income, as a result of lower average cash balances in interest bearing accounts. Rental income decreased primarily due to the decreases in occupancy at Ventura Landing Apartments and Village Green Apartments and an increase in bad debt expense at both properties, partially offset by an increase in the average rental rate at all three investment properties and the increase in occupancy at West Chase Apartments.

Total expenses decreased for both the three and six months ended June 30, 2002 due to decreases in both operating and general and administrative expenses, partially offset by increases in both interest and depreciation expense. Operating expense decreased primarily due to decreases in maintenance expense at Ventura Landing Apartments and West Chase Apartments and payroll related expenses at all three properties, partially offset by an increase in insurance expense as a result of increased premiums at Village Green Apartments and Ventura Landing Apartments. General and administrative expenses decreased primarily due to the special partnership management fees charged during the six months ended June 30, 2001, as a result of the distributions from operations, and, to a lesser extent, a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the six months ended June 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased at all three investment properties due to property improvements and replacements placed into service during the past twelve months. Interest expense increased due to the refinancing of the mortgages at Ventura Landing Apartments and Village Green Apartments in 2001 which resulted in larger loan balances, partially offset by the loss recognized on the early extinguishment of debt at Ventura Landing Apartments (as discussed below). Property tax expense remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $303,000, compared to approximately $1,957,000 at June 30, 2001. Cash and cash equivalents decreased approximately $33,000 from the Partnership's year ended December 31, 2001, due to approximately $405,000 of cash used in financing activities, partially offset by approximately $287,000 of cash provided by operating activities and approximately $85,000 of cash provided by investing activities. Cash provided by investing activities consisted of the release of insurance proceeds related to the 2001 casualty at West Chase Apartments and net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

For 2002, the Partnership has budgeted, but is not limited to, approximately $76,000 for capital improvements, consisting primarily of gutter replacement, structural improvements and air conditioning unit and floor covering replacements. The Partnership completed approximately $71,000 of budgeted and non-budgeted capital improvements at Village Green Apartments as of June 30, 2002, consisting primarily of gutter replacement, air conditioning upgrades, structural improvements, and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

West Chase Apartments

For 2002, the Partnership has budgeted, but is not limited to, approximately $45,000 for capital improvements, consisting primarily of parking area upgrades, fencing improvements and floor covering replacement. The Partnership completed approximately $35,000 of capital improvements at West Chase Apartments as of June 30, 2002, consisting primarily of construction related to the damage caused by a January 2001 fire (as discussed in "Note C" to the financial statements), office computers and floor covering replacement. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

For 2002, the Partnership has budgeted, but is not limited to, approximately $67,000 for capital improvements consisting primarily of parking area upgrades, structural improvements, and air conditioning unit and floor covering replacements. The Partnership completed approximately $42,000 of capital improvements at Ventura Landing Apartments as of June 30, 2002, consisting primarily of parking area upgrades, office computers, and floor covering replacement. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs.

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

The mortgage indebtedness on West Chase Apartments of approximately $1,084,000 requires monthly payments of principal and interest until the loan matures in December 2019, at which time the loan will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit
Operations             $   --           $   --           $  484            $ 2.93
Refinancing
  Proceeds (1)            303             1.91               --                --
                       $  303           $ 1.91           $  484            $ 2.93

(1)   From previously  undistributed  proceeds from the 2001  refinancing of Village
      Green Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,419.50 limited partnership units (the "Units") in the Partnership representing 51.34% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $9.00 per unit expired. Pursuant to this offer, AIMCO acquired 2,678.50 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.34% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant.
Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  3.1 Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference).


                  3.2 Partnership Agreement dated May 22, 1980 is incorporated by reference to Exhibit A to the Prospectus of the Registration dated August 17, 1981 as filed with the Commission pursuant to Rule 424(b) under the Act.

                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer

b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CONSOLIDATED CAPITAL PROPERTIES III


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.