Form 10QSB
period 2002-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2002-11-14
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 561
   Receivables and deposits, net of allowance for
    bad debt of $61                                                              69
   Other assets                                                                 423
   Investment properties:
      Land                                                    $ 507
      Buildings and related personal property                 11,799
                                                              12,306
      Less accumulated depreciation                           (8,919)         3,387
                                                                            $ 4,440
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 74
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                       137
   Other liabilities                                                            332
   Mortgage notes payable                                                     8,680

Partners' Deficit
   General partners                                           $(1,875)
   Limited partners (158,582 units issued and
      outstanding)                                            (2,982)        (4,857)
                                                                            $ 4,440

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                               Three Months              Nine Months
                                           Ended September 30,       Ended September 30,
                                            2002         2001         2002        2001
                                                      (Restated)               (Restated)
Revenues:
  Rental income                            $ 709        $ 755       $ 2,144      $ 2,255
  Other income                                 78           68          219          170
      Total revenues                          787          823        2,363        2,425

Expenses:
  Operating                                   485          452        1,181        1,192
  General and administrative                   66           69          199          272
  Depreciation                                152          146          465          441
  Interest                                    177          206          519          459
  Property taxes                               49           51          147          150
      Total expenses                          929          924        2,511        2,514

Net loss                                   $ (142)      $ (101)      $ (148)      $ (89)

Net loss allocated to general
  partners (4%)                             $ (6)        $ (4)        $ (6)       $ (3)
Net loss allocated to
  limited partners (96%)                     (136)         (97)        (142)         (86)

                                           $ (142)      $ (101)      $ (148)      $ (89)
Net loss per limited partnership
  unit                                    $ (0.86)     $ (0.61)     $ (0.90)     $ (0.54)

Distributions per limited
  partnership unit                          $ --       $ 17.40       $ 1.91      $ 20.33

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1       $ 79,473     $ 79,474

Partners' deficit
   at December 31, 2001                158,582       $(1,869)    $ (2,537)    $ (4,406)

Distributions to partners                  --             --         (303)        (303)

Net loss for the nine months
   ended September 30, 2002                --             (6)        (142)        (148)

Partners' deficit
   at September 30, 2002               158,582       $(1,875)    $ (2,982)    $ (4,857)


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net loss                                                       $ (148)       $ (89)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      465          441
   Loss on early extinguishment of debt                               --           70
   Amortization of loan costs                                         23           23
   Bad debt expense                                                  172           37
   Change in accounts:
      Receivables and deposits                                      (179)        (168)
      Other assets                                                   (18)         (21)
      Accounts payable                                               (33)          (4)
      Tenant security deposit liabilities                             (6)          (6)
      Accrued property taxes                                         137          140
      Other liabilities                                              116           78

       Net cash provided by operating activities                     529          501

Cash flows from investing activities:
  Property improvements and replacements                            (198)        (618)
  Insurance proceeds received                                        173           --
  Net withdrawals from (deposits to) restricted escrows              178          (33)
       Net cash provided by (used in) investing activities           153         (651)

Cash flows from financing activities:
  Loan costs paid                                                     --         (338)
  Proceeds from mortgage notes payable                                --        7,800
  Repayment of mortgage notes payable                                 --       (4,200)
  Payments on mortgage notes payable                                (154)         (41)
  Distributions to partners                                         (303)      (3,257)
  Advance from affiliate                                              --          150
  Payment on advance from affiliate                                   --         (150)

       Net cash used in financing activities                        (457)         (36)

Net increase (decrease) in cash and cash equivalents                 225         (186)

Cash and cash equivalents at beginning of period                     336          545
Cash and cash equivalents at end of period                        $ 561        $ 359
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 498        $ 343

At December 31, 2001, receivables and deposits and cash flow from investing activities were adjusted by approximately $173,000 for non-cash activity related to insurance proceeds received which were held on deposit with the mortgage lender and received during the nine months ended September 30, 2002.

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2001 have been restated to reflect the loss on early extinguishment of debt at Ventura Landing Apartments and Village Green Apartments (see "Note D") as interest expense.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $118,000 and $122,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $135,000 and $358,000 for the nine months ended September 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 and $215,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on additions to investment properties. These reimbursements of accountable administrative expenses are included in investment properties and general and administrative expenses.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2001, fees of approximately $46,000 were paid to the General Partner, which are included in general and administrative expenses. During the nine months ended September 30, 2002, no special management fee was paid as no distributions from cash flow from operations were made.

During the nine months ended September 30, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to pay for repairs related to a fire in January 2001 (see "Note C"). This advance accrued interest at the prime rate plus 2%. During the nine months ended September 30, 2001, the Partnership repaid this advance and accrued interest of approximately $1,000 with the refinancing proceeds from Ventura Landing Apartments. There were no advances from affiliates of the General Partner to the Partnership during the nine months ended September 30, 2002.

For services provided in connection with the refinancing of two mortgages encumbering the Partnership's investment properties, the General Partner was paid approximately $78,000 during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In January 2001, a fire occurred at West Chase Apartments, which resulted in damage to twelve apartment units. The property incurred damages of approximately $178,000. Insurance proceeds of approximately $173,000 were received in 2001 to cover these damages. These proceeds were held on deposit with the mortgage lender at December 31, 2001 and were released during the nine months ended September 30, 2002 upon completion of repairs at the property. The Partnership recognized a casualty gain of approximately $132,000 during the fourth quarter of 2001, due to the write off of the undepreciated damaged assets.

Note D - Refinancing and Loss on Early Extinguishment of Debt

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $180,000 during the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs, which is included in interest expense.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in August 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $158,000 during the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs, which is included in interest expense.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ventura Landing Apartments                    91%        94%
        Orlando, Florida

      Village Green Apartments                      93%        94%
        Altamonte Springs, Florida

      West Chase Apartments                         94%        90%
        Lexington, Kentucky

The General Partner attributes the decrease in occupancy at Ventura Landing Apartments to increased market competition in the Orlando area.

The General Partner attributes the increase in occupancy at West Chase Apartments to increased marketing efforts and competitive pricing relative to other apartment complexes in the Lexington area.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2002 was approximately $148,000 as compared to a net loss of approximately $89,000 for the nine months ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was approximately $142,000 as compared to a net loss of approximately $101,000 for the three months ended September 30,
2001. The increase in net loss for both the three and nine months ended September 30, 2002 is due to a decrease in total revenues. Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased primarily due to the decreases in occupancy at Ventura Landing Apartments and Village Green Apartments, an increase in bad debt expense at Ventura Landing Apartments, and a decrease in the average rental rate at Village Green Apartments, partially offset by an increase in the average rental rate at Ventura Landing Apartments and West Chase Apartments and the increase in occupancy at West Chase Apartments. Other income increased primarily due to increases in lease cancellation fees at Ventura Landing Apartments and West Chase Apartments and an increase in late charges at Village Green Apartments and Ventura Landing Apartments, partially offset by a decrease in interest income resulting from lower average cash balances maintained in interest bearing accounts.

Total expenses remained relatively constant for the comparable periods. For the three months ended September 30, 2002, increases in both operating and depreciation expense were offset by a decrease in interest expense. General and administrative and property tax expenses remained relatively constant for the three months ended September 30, 2002. For the nine months ended September 30, 2002, increases in both depreciation and interest expense were offset by decreases in operating and general and administrative expenses, while property tax expense remained relatively constant. The increase in operating expenses for the three months ended September 30, 2002 is primarily due to increases in utility and maintenance expenses, partially offset by a decrease in insurance expense at Village Green Apartments and Ventura Landing Apartments. The decrease in interest expense for the three months ended September 30, 2002 is due to scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balances of the respective loans, and the loss recognized in 2001 on the early extinguishment of debt at Village Green Apartments (as discussed in "Liquidity and Capital Resources" below).

The decrease in operating expenses for the nine months ended September 30, 2002 is primarily due to a decrease in insurance expense at Village Green Apartments and Ventura Landing Apartments. Interest expense increased for the nine months ended September 30, 2002 due to the refinancing of the mortgages at Ventura Landing Apartments and Village Green Apartments in 2001 which resulted in larger loan balances, partially offset by the loss recognized in 2001 on the early extinguishment of debt at Village Green Apartments and Ventura Landing Apartments (as discussed below). Depreciation expense increased for both the three and nine months ended September 30, 2002 at all three investment properties due to property improvements and replacements placed into service during the past twelve months. General and administrative expenses decreased for the nine months ended September 30, 2002 primarily due to the special partnership management fees charged during the nine months ended September 30, 2001, as a result of the distributions from operations, and, to a lesser extent, a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $561,000, compared to approximately $359,000 at September 30, 2001. Cash and cash equivalents increased approximately $225,000 from the Partnership's fiscal year ended December 31, 2001, due to approximately $529,000 of cash provided by operating activities and approximately $153,000 of cash provided by investing activities, partially offset by approximately $457,000 of cash used in financing activities. Cash provided by investing activities consisted of the release of insurance proceeds related to the 2001 casualty at West Chase Apartments and net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Village Green Apartments

For 2002, the Partnership has budgeted, but is not limited to, approximately $88,000 for capital improvements, consisting primarily of structural improvements and air conditioning unit and floor covering replacements. The Partnership completed approximately $113,000 of budgeted and non-budgeted capital improvements at Village Green Apartments during the nine months ended September 30, 2002, consisting primarily of gutter replacement, heating and air conditioning upgrades, structural improvements, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

West Chase Apartments

For 2002, the Partnership has budgeted, but is not limited to, approximately $45,000 for capital improvements, consisting primarily of parking area upgrades, fencing improvements and floor covering replacement. The Partnership completed approximately $38,000 of capital improvements at West Chase Apartments during the nine months ended September 30, 2002, consisting primarily of construction related to the damage caused by a January 2001 fire (as discussed in "Note C" to the financial statements), office computers, water heaters, and floor covering replacement. These improvements were funded from operating cash flow and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

For 2002, the Partnership has budgeted, but is not limited to, approximately $72,000 for capital improvements consisting primarily of parking area upgrades, structural improvements, and air conditioning unit and floor covering replacements. The Partnership completed approximately $47,000 of capital improvements at Ventura Landing Apartments during the nine months ended September 30, 2002, consisting primarily of parking area upgrades, office computers, and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs, which is included in interest expense.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in August 2021 at which time the mortgage will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs, which is included in interest expense.

The mortgage indebtedness on West Chase Apartments of approximately $1,077,000 requires monthly payments of principal and interest until the loan matures in December 2019, at which time the loan will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                                           Per                                Per
                     Nine months         Limited         Nine months        Limited
                        Ended          Partnership          Ended         Partnership
                  September 30, 2002       Unit       September 30, 2001      Unit

Operations             $   --             $   --           $  497              $ 2.93
Refinancing
  Proceeds (1)            303               1.91            2,760               17.40
                       $  303             $ 1.91           $3,257              $20.33

(1) From proceeds from the 2001 refinancings of Village Green Apartments and Ventura Landing Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,505.50 limited partnership units (the "Units") in the Partnership representing 51.40% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.40% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer

b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    CONSOLIDATED CAPITAL PROPERTIES III


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Properties III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                -----------------------
                                Patrick J. Foye
                                Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Properties III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                -----------------------
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.