Form 10KSB
period 2002-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2003-03-28
CIK 317331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $3,117,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. At December 31, 2002, the Partnership owned three apartment complexes. Prior to 2001, the Partnership disposed of twenty-seven properties, two of which were reacquired through foreclosure. See "Item 2.
Description of Properties" below for a description of the Partnership's remaining properties.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6 - Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

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


                           Gross
                          Carrying   Accumulated  Depreciable               Federal
Property                   Value    Depreciation      Life      Method     Tax Basis
                              (in thousands)                            (in thousands)

Ventura Landing
 Apartments               $ 6,029      $ 4,958      5-30 yrs     S/L        $ 1,204
Village Green
 Apartments                 3,630        2,282      3-30 yrs     S/L          3,552
West Chase Apartments       2,735        1,834      5-30 yrs     S/L          1,738

         Total            $12,394      $ 9,074                              $ 6,494

See "Note A - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                             Principal
                       Balance At                                             Balance
                      December 31,    Interest      Period      Maturity      Due At
     Property           2002 (1)        Rate     Amortized(2)     Date     Maturity (2)
                     (in thousands)                                       (in thousands)

Ventura Landing
 Apartments             $ 4,089        7.54%        20 yrs        07/21        $ --
Village Green
 Apartments               3,467        7.54%        20 yrs        08/21            --
West Chase
 Apartments               1,070        7.87%        20 yrs        12/19            --

      Totals            $ 8,626                                                $ --

(1) See "Note D - Mortgage Notes Payable" of the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

(2) The mortgage will be fully amortized at maturity.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $177,000 for the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs, which is included in interest expense.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in August 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $161,000 for the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs, which is included in interest expense.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property are as follows:


                                         Average Annual            Average Annual
                                          Rental Rates               Occupancy
                                           (per unit)
 Property                             2002           2001          2002      2001

 Ventura Landing Apartments          $7,754         $7,535         91%        94%
 Village Green Apartments             7,296          7,450         93%        93%
 West Chase Apartments                6,364          6,298         93%        89%

The General Partner attributes the decrease in occupancy at Ventura Landing Apartments to increased market competition in the Orlando area.

The General Partner attributes the increase in occupancy at West Chase Apartments to increased marketing efforts.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property are as follows:

                                             2002           2002
                                           Billing          Rate
                                        (in thousands)

Ventura Landing Apartments                   $96           2.20%
Village Green Apartments                      81           1.96%
West Chase Apartments                         17            .96%

Capital Improvements

Village Green Apartments

The Partnership completed approximately $135,000 in capital expenditures at Village Green Apartments for the year ended December 31, 2002, consisting primarily of structural improvements, air conditioning unit upgrades, gutter improvements, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $49,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

West Chase Apartments

The Partnership completed approximately $42,000 in capital expenditures at West Chase Apartments for the year ended December 31, 2002, consisting primarily of construction related to the damage caused by a January 2001 fire (as discussed in "Item 7. Financial Statements - Note C"), office computers, water heaters, and floor covering replacement. These improvements were funded from insurance proceeds and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

The Partnership completed approximately $109,000 in capital expenditures at Ventura Landing Apartments for the year ended December 31, 2002, consisting primarily of structural improvements, parking area upgrades, office computers, air conditioning upgrades, and floor covering and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $55,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2003 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units aggregating $79,473,000. In addition, the General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 4,689 holders of record owning an aggregate of 158,582 Units. Affiliates of the General Partner owned 81,569.50 Units or 51.44% at December 31, 2002.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01              $ 3,257 (1)          $ 20.33
       01/01/02 - 12/31/02                  542 (2)             3.35

(1) Consists of $484,000 of cash from operations, $2,760,000 of cash from the refinancing proceeds of Ventura Landing Apartments and Village Green Apartments and $13,000 distributed to the general partner of the majority-owned sub-tier limited partnership.

(2) Consists of $218,000 of cash from operations and $324,000 of cash from proceeds from the 2001 refinancings of Village Green Apartments and Ventura Landing Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,569.50 limited partnership units in the Partnership representing 51.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.44% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2002 was approximately $199,000 as compared to net income of approximately $50,000 for the year ended December 31, 2001. The decrease in net income is due to a decrease in total revenues. Total revenues decreased due to a decrease in rental income and the recognition during 2001 of a casualty gain, partially offset by an increase in other income. Rental income decreased primarily due to the decrease in occupancy and an increase in bad debt expense at Ventura Landing Apartments, and a decrease in the average rental rate at Village Green
Apartments, partially offset by an increase in the average rental rate at Ventura Landing Apartments and West Chase Apartments and an increase in occupancy at West Chase Apartments. The casualty gain is a result of a January 2001 fire which occurred at West Chase Apartments, resulting in damage to twelve apartment units. The property incurred damages of approximately $178,000.
Insurance proceeds of approximately $173,000 were received in 2001 to cover these damages. These proceeds were held on deposit with the mortgage lender at December 31, 2001 and were released during the year ended December 31, 2002 upon completion of repairs at the property. The Partnership recognized a casualty gain of approximately $132,000 during 2001, due to the write off of the undepreciated damaged assets. Other income increased primarily due to increases in lease cancellation fees and late charges at Ventura Landing Apartments, partially offset by a decrease in interest income resulting from lower average cash balances maintained in interest bearing accounts.

Total expenses remained relatively constant for the comparable periods, as increases in both interest and depreciation expense were offset by decreases in operating and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. The increase in interest expense is due to the refinancing of the mortgages at Ventura Landing Apartments and Village Green Apartment in 2001 which resulted in larger loan balances, partially offset by the loss recognized in 2001 on the early extinguishment of debt at Village Green Apartments and Ventura Landing Apartments (as discussed in "Liquidity and Capital Resources"). Depreciation expense increased at all three investment properties due to property improvements and replacements placed into service during the past twelve months. Operating expenses decreased primarily due to decreases in insurance expense and property management fees as a result of the decrease in rental income at Village Green Apartments and Ventura Landing Apartments. General and administrative expenses decreased primarily due to a decrease in the special partnership management fees charged as a result of a decrease in distributions from operations and a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended
December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $88,000, compared to approximately $336,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $248,000 is due to approximately $716,000 of cash used in financing activities, partially offset by approximately $403,000 of cash provided by operating activities and approximately $65,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to partners and payments of principal on the mortgages encumbering the Partnership's properties, partially offset by advances from an affiliate. Cash provided by investing activities consisted of the release of insurance proceeds related to the 2001 casualty at West Chase Apartments and net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $140,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs, which is included in interest expense.

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

The mortgage indebtedness on West Chase Apartments of approximately $1,070,000 requires monthly payments of principal and interest until the loan matures in December 2019, at which time the loan will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                           Per                                Per
                                         Limited                            Limited
                      Year Ended       Partnership        Year Ended      Partnership
                  December 31, 2002        Unit       December 31, 2001       Unit

Operations             $  218             $ 1.31           $  497              $ 2.93
Refinancing
  Proceeds (1)            324               2.04            2,760               17.40
                       $  542             $ 3.35           $3,257              $20.33

(1) Proceeds from the 2001 refinancings of Village Green Apartments and Ventura Landing Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,569.50 limited partnership units in the Partnership representing 51.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.44% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Effective April 1, 2002, the General Partner adopted SFAS 145. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the $70,000 loss on early extinguishment of debt at Ventura Landing Apartments and Village Green Apartments as interest expense.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". Management believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties III


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties III as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                  $ 88
   Receivables and deposits                                                     119
   Other assets                                                                 390
   Investment properties (Notes D and F):
      Land                                                     $ 507
      Buildings and related personal property                  11,887
                                                               12,394
      Less accumulated depreciation                            (9,074)        3,320
                                                                            $ 3,917

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 122
   Tenant security deposit liabilities                                           69
   Other liabilities                                                            247
   Mortgage notes payable (Note D)                                            8,626

Partners' Deficit
   General partners                                            $(1,887)
   Limited partners (158,582 units issued and
      outstanding)                                             (3,260)       (5,147)
                                                                            $ 3,917

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2002         2001
                                                                        (Restated)
Revenues:
   Rental income                                             $ 2,749      $ 3,008
   Other income                                                  368          228
   Casualty gain (Note C)                                         --          132
      Total revenues                                           3,117        3,368

Expenses:
   Operating                                                   1,547        1,568
   General and administrative                                    260          330
   Depreciation                                                  620          591
   Interest                                                      690          635
   Property taxes                                                199          194
      Total expenses                                           3,316        3,318

Net (loss) income (Note E)                                   $ (199)       $ 50

Net (loss) income allocated to general partners (4%)          $ (8)         $ 2
Net (loss) income allocated to limited partners (96%)           (191)          48
                                                             $ (199)       $ 50

Net (loss) income per limited partnership unit               $ (1.20)      $ .30

Distributions per limited partnership unit                   $ 3.35       $ 20.33

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners     Total

Original capital contributions           158,945        $ 1       $79,473    $79,474

Partners' (deficit) capital
   at December 31, 2000                  158,582      $(1,838)     $ 639    $ (1,199)

Distributions to partners                     --          (33)     (3,224)    (3,257)

Net income for the year ended
   December 31, 2001                          --            2          48         50

Partners' deficit at
   December 31, 2001                     158,582       (1,869)     (2,537)    (4,406)

Distributions to partners                     --          (10)       (532)      (542)

Net loss for the year
   ended December 31, 2002                    --           (8)       (191)      (199)

Partners' deficit
   at December 31, 2002                  158,582      $(1,887)    $(3,260)   $(5,147)

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2002         2001
Cash flows from operating activities:
  Net (loss) income                                            $  (199)      $    50
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                    620           591
   Amortization of loan costs                                       31            29
   Loss on early extinguishment of debt                             --            70
   Casualty gain                                                    --          (132)
   Bad debt expense                                                305            54
   Change in accounts:
      Receivables and deposits                                    (362)          (44)
      Other assets                                                   7            11
      Accounts payable                                              15            24
      Tenant security deposit liabilities                          (11)          (19)
      Other liabilities                                             (3)           44

       Net cash provided by operating activities                   403           678

Cash flows from investing activities:
  Property improvements and replacements                          (286)         (768)
  Insurance proceeds received                                      173            --
  Net withdrawals from (deposits to) restricted escrows            178           (33)
       Net cash provided by (used in) investing activities          65          (801)

Cash flows from financing activities:
  Loan costs paid                                                   --          (338)
  Proceeds from mortgage notes payable                              --         7,800
  Repayment of mortgage notes payable                               --        (4,200)
  Payments on mortgage notes payable                              (208)          (91)
  Distributions to partners                                       (542)       (3,257)
  Advances from affiliate                                           34           150
  Payments on advances from affiliate                               --          (150)

       Net cash used in financing activities                      (716)          (86)

Net decrease in cash and cash equivalents                         (248)         (209)

Cash and cash equivalents at beginning of year                     336           545

Cash and cash equivalents at end of year                       $    88       $   336

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   663       $   511

At December 31, 2001, receivables and deposits and cash flow from investing activities were adjusted by approximately $173,000 for non-cash activity related to insurance proceeds received which were held on deposit with the mortgage lender and received during the year ended December 31, 2002.


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. As of December 31, 2002, the Partnership owned two residential properties in Florida and one residential property in Kentucky.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $34,000 in 2002 compared to 2001.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $42,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $9,614,000 at December 31, 2002.

Loan Costs: Loan costs of approximately $379,000, less accumulated amortization of approximately $46,000, are included in other assets and are being amortized using both the straight-line and effective interest method over the life of the loans. Amortization expense, which is included in interest expense, is expected to be $28,000 in 2003, $27,000 for each of the years 2004 and 2005, $26,000 in
2006, and $25,000 in 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $72,000 and $65,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Effective April 1, 2002, the Partnership adopted SFAS 145. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the $70,000 loss on early extinguishment of debt at Ventura Landing Apartments and Village Green Apartments as interest expense (see "Note D - Mortgage Notes Payable").

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $150,000 and $181,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $155,000 and $430,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $7,000 and $258,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2002 and 2001, fees of approximately $20,000 and $46,000, respectively, were paid to the General Partner. These amounts are included in general and administrative expenses.

During the year ended December 31, 2002, an affiliate of the General Partner advanced the Registrant approximately $34,000 to fund operations and payment of property taxes. These advances accrued interest at the prime rate plus 2% or 6.25% at December 31, 2002, and are included in other liabilities. During the year ended December 31, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to fund repairs related to a fire at West Chase Apartments in January 2001 (see "Note C"). This advance bore interest at the prime rate plus 2%. The Partnership repaid this advance and accrued interest of approximately $1,000 during 2001 with a portion of the refinancing proceeds from Ventura Landing Apartments.

For services provided in connection with the refinancing of two mortgages encumbering the Partnership's investment properties, the General Partner was paid approximately $78,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet and are amortized over the respective lives of the loans.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $48,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,569.50 limited partnership units in the Partnership representing 51.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.44% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Casualty Event

In January 2001, a fire occurred at West Chase Apartments, which resulted in damage to twelve apartment units. The property incurred damages of approximately $178,000. Insurance proceeds of approximately $173,000 were received in 2001 to cover these damages. These proceeds were held on deposit with the mortgage lender at December 31, 2001 and were released during the year ended December 31, 2002 upon completion of repairs at the property. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2001.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                             Principal   Monthly                          Principal
                            Balance At   Payment     Stated                Balance
                             December   Including   Interest  Maturity      Due At
                                31,
         Property              2002      Interest     Rate      Date       Maturity
                                (in thousands)                          (in thousands)

Ventura Landing Apartments    $4,089       $ 34      7.54%      07/21        $ --
Village Green Apartments       3,467          29     7.54%      08/21           --
West Chase Apartments          1,070          10     7.87%      12/19           --
      Total                   $8,626       $ 73                              $ --

On June 28, 2001, the Partnership refinanced the mortgage encumbering Ventura Landing Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage in the amount of $4,225,000. Approximately $60,000 of the proceeds were placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures in July 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $177,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $36,000 due to the write-off of unamortized loan costs, which is included in interest expense.

On July 24, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage in the amount of $3,575,000. Approximately $117,000 of the proceeds was placed into a restricted escrow account maintained by the lender. The new mortgage carries a stated interest rate of 7.54%. The interest rate on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures in August 2021 at which time the mortgage will be fully amortized. Total capitalized loan costs were approximately $161,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs, which is included in interest expense.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003            $ 224
                               2004               242
                               2005               261
                               2006               282
                               2007               304
                            Thereafter          7,313
                                               $8,626

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable loss (in thousands, except per unit data):

                                          2002          2001

Net (loss) income as reported           $ (199)      $    50
Add (deduct):
     Deferred revenue and other
       liabilities                          40           (21)
     Depreciation differences               23           (22)
     Other                                 (20)         (142)
Federal taxable loss                   $  (156)      $  (135)
Federal taxable loss per
     limited partnership unit          $ (0.94)      $ (0.82)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets at December 31, 2002 (in thousands):

Net liabilities as reported                          $ (5,147)
Differences in basis of assets and liabilities
   Investment properties at cost                        3,514
   Accumulated depreciation                              (340)
   Other assets and liabilities                           177
   Syndication costs                                    8,692

Net assets - Federal tax basis                       $  6,896

Note F - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
         Description           Encumbrances     Land       Property      Acquisition
                              (in thousands)                           (in thousands)

Ventura Landing Apartments       $ 4,089       $ 282       $ 3,754         $ 1,993
Village Green Apartments           3,467          125        2,375           1,130
West Chase Apartments              1,070          100        1,702             933
           Totals                $ 8,626       $ 507       $ 7,831         $ 4,056



                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)
                                    Buildings
                                   And Related
                                    Personal              Accumulated     Date    Depreciable
      Description          Land     Property     Total    Depreciation  Acquired     Life
                                                         (in thousands)
Ventura  Landing           $ 282     $ 5,747     $ 6,029     $ 4,958    10/07/81   5-30 yrs
Apartments
Village Green Apartments     125      3,505       3,630       2,282    12/20/91   3-30 yrs
West Chase Apartments        100      2,635       2,735       1,834    09/17/90   5-30 yrs
         Totals           $ 507     $11,887     $12,394     $ 9,074

Reconciliation of "investment properties and accumulated depreciation":


                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $12,108          $11,475
    Property improvements                           286              768
    Disposal of property                             --             (135)
Balance at end of year                          $12,394          $12,108

Accumulated Depreciation
Balance at beginning of year                    $ 8,454          $ 7,957
    Additions charged to expense                    620              591
    Disposal of property                             --              (94)
Balance at end of year                          $ 9,074          $ 8,454


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $15,908,000 and $15,622,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001 is approximately $9,414,000 and $8,817,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $42,000 and non-audit services (principally tax-related) of approximately $19,000.

Item 10.    Executive Compensation

Neither the officers nor the director of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.


              Entity                      Number of Units             Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                    17,056.00                  10.76%
Insignia Properties LP
  (an affiliate of AIMCO)                    39,831.50                  25.12%
AIMCO Properties LP
  (an affiliate of AIMCO)                    24,682.00                  15.56%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO and its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $150,000 and $181,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $155,000 and $430,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $7,000 and $258,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2002 and 2001, fees of approximately $20,000 and $46,000, respectively, were paid to the General Partner. These amounts are included in general and administrative expenses.

During the year ended December 31, 2002, an affiliate of the General Partner advanced the Registrant approximately $34,000 to fund operations and payment of property taxes. These advances accrued interest at the prime rate plus 2% or 6.25% at December 31, 2002, and are included in other liabilities. During the year ended December 31, 2001, an affiliate of the General Partner advanced the Registrant $150,000 to fund repairs related to a fire at West Chase Apartments in January 2001 (see "Item 7. Financial Statements, Note C"). This advance bore interest at the prime rate plus 2%. The Partnership repaid this advance and accrued interest of approximately $1,000 during 2001 with a portion of the refinancing proceeds from Ventura Landing Apartments.

For services provided in connection with the refinancing of two mortgages encumbering the Partnership's investment properties, the General Partner was paid approximately $78,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet and are amortized over the respective lives of the loans.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $48,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,569.50 limited partnership units in the Partnership representing 51.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.44% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    CONSOLIDATED CAPITAL PROPERTIES III


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Properties III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Properties III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

      10.51 Multifamily Note dated June 27, 2001 between Consolidated Capital Properties III, a California limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by
                  reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

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

99   Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties III (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.