Form 10QSB
period 2003-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2003-05-15
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                       For the quarterly period ended March 31, 2003


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934


                    For the transition period from _________to _________

                         Commission file number 0-10273


                       CONSOLIDATED CAPITAL PROPERTIES III
             (Exact Name of Registrant as Specified in Its Charter)



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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $ 170
   Receivables and deposits                                                      60
   Other assets                                                                 376
   Investment properties:
      Land                                                    $ 507
      Buildings and related personal property                 11,993
                                                              12,500
      Less accumulated depreciation                           (9,233)         3,267
                                                                            $ 3,873
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 17
   Tenant security deposit liabilities                                           73
   Accrued property taxes                                                        53
   Other liabilities                                                            279
   Due to affiliates                                                            121
   Mortgage notes payable                                                     8,572

Partners' Deficit
   General partners                                           $(1,891)
   Limited partners (158,582 units issued and
      outstanding)                                            (3,351)        (5,242)
                                                                            $ 3,873


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                                          Three Months Ended
                                                               March 31,
                                                              2003      2002
Revenues:
   Rental income                                        $    694       $   726
   Other income                                               56            67
      Total revenues                                         750           793

Expenses:
   Operating                                                 396           346
   General and administrative                                 66            68
   Depreciation                                              159           156
   Interest                                                  171           173
   Property taxes                                             53            49
      Total expenses                                         845           792

Net (loss) income                                       $    (95)      $     1

Net (loss) income allocated to general partners (4%)    $     (4)      $    --
Net (loss) income allocated to limited partners (96%)        (91)            1
                                                        $    (95)      $     1

Net (loss) income per limited partnership unit          $  (0.57)      $  0.01



                See Accompanying Notes to Consolidated Financial Statements
                       CONSOLIDATED CAPITAL PROPERTIES III

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1      $  79,473     $ 79,474

Partners' deficit
   at December 31, 2002                158,582       $(1,887)   $  (3,260)    $ (5,147)

Net loss for the three months
   ended March 31, 2003                    --             (4)         (91)         (95)

Partners' deficit
   at March 31, 2003                   158,582       $(1,891)   $  (3,351)    $ (5,242)



                See Accompanying Notes to Consolidated Financial Statements



                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                   2003          2002
Cash flows from operating activities:
  Net (loss) income                                             $   (95)      $     1
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     159           156
   Amortization of loan costs                                         7             6
   Change in accounts:
      Receivables and deposits                                       59            (5)
      Other assets                                                    7           (71)
      Due to affiliates                                              44            --
      Accounts payable                                             (105)          (14)
      Tenant security deposit liabilities                             4             1
      Accrued property taxes                                         53            40
      Other liabilities                                              66            48

       Net cash provided by operating activities                    199           162

Cash flows used in investing activities:
  Property improvements and replacements                           (106)          (72)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (54)          (51)
  Advance from affiliates                                            70            --
  Payments on advances from affiliates                                             --
                                                                (27)

       Net cash used in financing activities                        (11)          (51)

Net increase in cash and cash equivalents                            82            39

Cash and cash equivalents at beginning of period                     88           336

Cash and cash equivalents at end of period                      $   170       $   375

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   163       $   167


                See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $38,000 and $40,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of the General Partner are entitled to receive reimbursement of accountable administrative expenses amounting to approximately $46,000 and $44,000 for the three months ended March 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 for the three months ended March 31, 2003. No such fees were incurred for the three months ended March 31, 2002. The construction management service fees are calculated based on additions to investment properties. These reimbursements of accountable administrative expenses are included in investment properties, general and administrative expenses and due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2003 and 2002, no special management fees were paid as no distributions from cash flow from operations were made.

During the three months ended March 31, 2003, an affiliate of the General Partner advanced the Registrant approximately $70,000 to fund operations at Ventura Landing Apartments. During the three months ended March 31, 2003, the Partnership made payments on advances of approximately $27,000. Interest is accrued at the prime rate plus 2% (6.25% at March 31, 2003). Interest expense for the three months ended March 31, 2003 was less than $1,000. At March 31, 2003, the total amount of advances and accrued interest was approximately $77,000, which includes advances made from an affiliate of the General Partner to the Partnership during the fourth quarter of 2002. These advances and related accrued interest are included in due to affiliates. There were no advances from affiliates of the General Partner to the Partnership during the three months ended March 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $39,000 and $48,000, respectively.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Ventura Landing Apartments                    93%        92%
        Orlando, Florida

      Village Green Apartments                      95%        91%
        Altamonte Springs, Florida

      West Chase Apartments                         91%        91%
        Lexington, Kentucky

The General Partner attributes the increase in occupancy at Village Green Apartments to competitive pricing relative to other apartment complexes in the Altamonte Springs area.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $95,000, compared to net income of approximately $1,000 for the three months ended March 31, 2002. The decrease in net income is due to an increase in total expenses and a decrease in total revenues. Total expenses increased primarily due to an increase in operating expenses. Depreciation, interest, property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in contract maintenance expense at all three investment properties, an increase in floor covering repairs at Ventura Landing Apartments, and an increase in advertising expense at Ventura Landing Apartments. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are management reimbursements to the General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Total revenues decreased due to decreases in both rental income and other income. Rental income decreased primarily due to an increase in concessions at Ventura Landing Apartments and West Chase Apartments, an increase in bad debt expense at Village Green Apartments and Ventura Landing Apartments, and a decrease in the average rental rate at Village Green Apartments, partially offset by an increase in the average rental rate at Ventura Landing Apartments and West Chase Apartments and the increase in occupancy at Ventura Landing Apartments and Village Green Apartments. Other income decreased primarily due to a decrease in late charges at Ventura Landing Apartments.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $170,000, compared to approximately $375,000 at March 31, 2002. Cash and cash equivalents increased approximately $82,000, from December 31, 2002, due to approximately $199,000 of cash provided by operating activities, partially offset by approximately $106,000 of cash used in investing activities and approximately $11,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and payments on advances from an affiliate, partially offset by an advance from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned fees for each of the Partnership's properties are detailed below.

Village Green Apartments

During  the  three  months  ended  March 31,  2003,  the  Partnership  completed approximately $31,000 of capital improvements at Village Green Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $99,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of HVAC upgrades, interior improvements, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

West Chase Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $8,000 of capital improvements at West Chase Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of window and door replacement, roof replacement, fencing upgrades, gutter replacement, interior improvements, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Ventura Landing Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $67,000 of capital improvements at Ventura Landing Apartments, consisting primarily of parking area upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $69,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of fencing upgrades, structural improvements, parking area upgrades, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,572,000 requires monthly payments of principal and interest until the loans mature with varying maturity dates between December 2019 and August 2021, at which time the loans will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions made to the limited partners during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,569.50 limited partnership units (the "Units") in the Partnership representing 51.44% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.44% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)  Reports on Form 8-K filed  during the  quarter  ended March 31,
                        2003:

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

                                  Date:   May 15, 2003



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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 15, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 15, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.