Form 10QSB
period 2003-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2003-11-13
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 658
   Receivables and deposits                                                      71
   Other assets                                                                 361
   Investment properties:
      Land                                                    $ 407
      Buildings and related personal property                  9,424
                                                               9,831
      Less accumulated depreciation                           (7,582)         2,249
                                                                            $ 3,339
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 57
   Tenant security deposit liabilities                                           61
   Accrued property taxes                                                       132
   Other liabilities                                                            338
   Due to affiliates (Note B)                                                   145
   Mortgage notes payable                                                     7,413

Partners' Deficit
   General partners                                           $(1,873)
   Limited partners (158,582 units issued and
      outstanding)                                            (2,934)        (4,807)
                                                                            $ 3,339


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2003       2002        2003       2002
                                                         (Restated)             (Restated)
Revenues:
  Rental income                                 $ 582       $ 538     $ 1,675     $ 1,647
  Other income                                      54          64        160         165
     Total revenues                                636         602      1,835       1,812

Expenses:
  Operating                                        360         365        903         848
  General and administrative                        50          66        172         199
  Depreciation                                     111         107        342         326
  Interest                                         147         155        446         455
  Property taxes                                    38          45        132         133
     Total expenses                                706         738      1,995       1,961

Loss from continuing operations                    (70)       (136)      (160)       (149)
(Loss) income from discontinued
  operations                                      (402)         (6)      (488)          1
Gain from sale of discontinued operations          988          --        988          --
Net income (loss)                               $ 516      $ (142)     $ 340      $ (148)

Net income (loss) allocated to general
  partners (4%)                                  $ 21       $ (6)       $ 14       $ (6)
Net income (loss) allocated to limited
  partners (96%)                                   495        (136)       326        (142)

                                                $ 516      $ (142)     $ 340      $ (148)
Per limited partnership unit:
Loss from continuing operations                $ (0.42)    $ (0.82)   $ (0.97)    $ (0.91)
(Loss) income from discontinued operations       (2.44)      (0.04)     (2.95)       0.01
Gain from sale of discontinued operations         5.98          --       5.98          --
Net income (loss)                               $ 3.12     $ (0.86)    $ 2.06     $ (0.90)
Distributions per limited partnership unit       $ --       $ --        $ --      $ 1.91


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1      $  79,473     $ 79,474

Partners' deficit
   at December 31, 2002                158,582       $(1,887)   $  (3,260)    $ (5,147)

Net income for the nine months
   ended September 30, 2003                --             14          326          340

Partners' deficit
   at September 30, 2003               158,582       $(1,873)   $  (2,934)    $ (4,807)



            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income (loss)                                               $ 340       $ (148)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                        (988)          --
   Depreciation                                                      478          465
   Loss on early extinguishment of debt                              332           --
   Amortization of loan costs                                         21           23
   Bad debt expense                                                  115          172
   Change in accounts:
      Due to affiliates                                               99           --
      Receivables and deposits                                       (67)        (179)
      Other assets                                                   (49)         (18)
      Accounts payable                                               (65)         (33)
      Tenant security deposit liabilities                             (8)          (6)
      Accrued property taxes                                         132          137
      Other liabilities                                               25          116
       Net cash provided by operating activities                     365          529
Cash flows from investing activities:
  Proceeds from sale of discontinued operations                    1,651           --
  Property improvements and replacements                            (245)        (198)
  Insurance proceeds received                                         --          173
  Net withdrawals from restricted escrows                             --          178
       Net cash provided by investing activities                   1,406          153
Cash flows from financing activities:
  Repayment of mortgage note payable                              (1,047)          --
  Payments on mortgage notes payable                                (166)        (154)
  Distributions to partners                                           --         (303)
  Advance from affiliate                                              70           --
  Payments on advances from affiliate                                (58)          --
       Net cash used in financing activities                      (1,201)        (457)
Net increase in cash and cash equivalents                            570          225
Cash and cash equivalents at beginning of period                      88          336
Cash and cash equivalents at end of period                        $ 658        $ 561
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 496        $ 498

At December 31, 2001, receivables and deposits and cash flow from investing activities were adjusted by approximately $173,000 for non-cash activity related to insurance proceeds which were held on deposit with the mortgage lender and received during the nine months ended September 30, 2002.

At September 30, 2003, proceeds from sale of discontinued operations has been adjusted by approximately $299,000 in connection with prepayment penalties paid by the buyer of West Chase Apartments.

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of West Chase Apartments as (loss) income from discontinued operations. West Chase Apartments was sold to an unrelated third party on September 29, 2003.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $118,000 for each of the nine months ended September 30, 2003 and 2002, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner are entitled to receive reimbursement of accountable administrative expenses which amounted to approximately $129,000 and $135,000 for the nine months ended September 30, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $18,000 and $3,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on additions to investment properties. These reimbursements of accountable administrative expenses, which include approximately $98,000 payable to affiliates of the General Partner at September 30, 2003, are included in investment properties, general and administrative expenses, due to affiliates and (loss) income from discontinued operations. Subsequent to September 30, 2003, the reimbursements included in due to affiliates were paid to affiliates of the General Partner from proceeds from the sale of West Chase Apartments.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2003 and 2002, no special management fees were paid as no distributions from cash flow from operations were made.

During the nine months ended September 30, 2003, an affiliate of the General Partner advanced the Partnership approximately $70,000 to fund operations at Ventura Landing Apartments. During the nine months ended September 30, 2003, the Partnership made payments on advances of approximately $58,000. Interest on the advances is accrued at the prime rate plus 2% (6.00% at September 30, 2003). Interest expense for the nine months ended September 30, 2003 was approximately $3,000. At September 30, 2003, the total amount of advances and accrued interest was approximately $47,000, which includes advances made from an affiliate of the General Partner to the Partnership during the fourth quarter of 2002. These advances and related accrued interest are included in due to affiliates. Subsequent to September 30, 2003, these advances were repaid from proceeds from the sale of West Chase Apartments. There were no advances from affiliates of the General Partner to the Partnership during the nine months ended September 30, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $48,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $988,000 for the three and nine months ended September 30, 2003, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $402,000 and $488,000 for the three and nine months ended September 30, 2003, respectively, and (loss) income of approximately ($6,000) and $1,000 for the three and nine months ended September 30, 2002, respectively, are shown as (loss) income from discontinued operations. Included in (loss) income from discontinued operations are revenues of approximately $139,000 and $477,000, respectively, for the three and nine months ended September 30, 2003 and approximately $185,000 and $551,000 for the three and nine months ended September 30, 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note E - Subsequent Event

Subsequent to September 30, 2003, the Partnership distributed approximately $303,000 to its partners from the West Chase Apartments sales proceeds.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Ventura Landing Apartments                    95%        91%
        Orlando, Florida (1)

      Village Green Apartments                      95%        93%
        Altamonte Springs, Florida

(1)   The  General  Partner  attributes  the  increase in  occupancy  at Ventura
      Landing Apartments to resident retention efforts and an aggressive marketing campaign at the property.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $516,000 and $340,000, respectively, as compared to net loss of approximately $142,000 and $148,000, respectively, for the three and nine months ended September 30, 2002. The increase in net income for both the three and nine months ended September 30, 2003 is due to an increase in gain from sale of discontinued operations. On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $988,000 for the three and nine months ended September 30, 2003, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $402,000 and $488,000 for the three and nine months ended September 30, 2003, respectively, and (loss) income of approximately ($6,000) and $1,000 for the three and nine months ended September 30, 2002, respectively, are shown as
(loss) income from discontinued operations. Included in (loss) income from discontinued operations are revenues of approximately $139,000 and $477,000, respectively, for the three and nine months ended September 30, 2003 and approximately $185,000 and $551,000 for the three and nine months ended September 30, 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2003 was approximately $70,000 and $160,000, respectively, compared to loss from continuing operations of approximately $136,000 and $149,000, respectively, for the three and nine months ended September 30, 2002. The decrease in loss from continuing operations for the three months ended September 30, 2003 is due to an increase in total revenues and a decrease in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2003 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total revenues for both the three and nine months ended September 30, 2003 is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is primarily due to the increase in occupancy at both of the Partnership's investment properties, and a decrease in bad debt expense at Ventura Landing Apartments, partially offset by a decrease in the average rental rates at both properties and an increase in concessions at Village Green Apartments. Other income decreased primarily due to decreases in late charges and lease cancellation fees at Ventura Landing Apartments.

The decrease in total expenses for the three months ended September 30, 2003 is due to decreases in general and administrative, interest, and property tax expenses. Both operating and depreciation expense remained relatively constant for the three months ended September 30, 2003. The increase in total expenses for the nine months ended September 30, 2003 is due to increases in both operating and depreciation expense, partially offset by decreases in both general and administrative and interest expense. Property tax expense remained relatively constant for the nine months ended September 30, 2003. The increase in operating expenses for the nine months ended September 30, 2003 is primarily due to increases in floor covering repair, contract maintenance expense, advertising expense, and payroll related expenses at Ventura Landing Apartments. The increase in depreciation expense for the nine months ended September 30, 2003 is due to property improvements and replacements placed into service during the past twelve months. The decrease in interest expense for both the three and nine months ended September 30, 2003 is a result of scheduled principal payments which reduced the carrying balance of the mortgages encumbering the Partnership's properties. The decrease in property tax expense for the three months ended September 30, 2003 is primarily due to the timing and receipt of the tax bill, which affected the accrual at Ventura Landing Apartments.

General and administrative expenses decreased for both the three and nine months ended September 30, 2003 primarily due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $658,000, compared to approximately $561,000 at September 30, 2002. The increase in cash and cash equivalents of approximately $570,000 for the nine months ended September 30, 2003, from December 31, 2002, is due to approximately $1,406,000 of cash provided by investing activities and approximately $365,000 of cash provided by operating activities, partially offset by approximately $1,201,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of West Chase Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering West Chase Apartments, payments of principal made on the mortgages encumbering the Partnership's properties, and payments on advances from the General Partner, partially offset by an advance received from the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $70,000 of capital improvements at Village Green Apartments, consisting primarily of structural improvements, swimming pool upgrades, air conditioning unit upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

West Chase Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $73,000 of capital improvements at West Chase Apartments, consisting primarily of air conditioning unit upgrades, roof replacement, and floor covering replacement. These improvements were funded from operations. The Partnership sold West Chase Apartments on September 29, 2003 to an unrelated third party.

Ventura Landing Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $102,000 of capital improvements at Ventura Landing Apartments, consisting primarily of parking area upgrades, air conditioning unit upgrades, interior improvements, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $7,413,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                   Nine Months Ended   Per Limited   Nine Months Ended   Per Limited
                     September 30,     Partnership     September 30,     Partnership
                          2003             Unit             2002             Unit
Refinancing
  Proceeds (1)          $   --            $   --          $  303           $ 1.91

(1) From previously undistributed proceeds from the 2001 refinancing of the mortgage encumbering Village Green Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 81,579.50 limited partnership units (the "Units") in the Partnership representing 51.44% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  3.1 Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference).

                  3.2 Partnership Agreement dated May 22, 1980 is incorporated herein by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 as filed with the Commission pursuant to Rule 424(b) under the Act.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K:

                        None filed during the quarter ended September 30, 2003.

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

                                    Date: November 12, 2003

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


Date: November 12, 2003

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

Date: November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.