Form 10KSB
period 2003-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2004-03-26
CIK 317331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $2,431,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. At December 31, 2003, the Partnership owned two apartment complexes. On September 29, 2003, the Partnership sold one of its investment properties, West Chase Apartments. Prior to 2001, the Partnership disposed of twenty-seven properties, two of which were reacquired through foreclosure. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Sale of Property

On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $1,058,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 due to the write off of unamortized loan costs and a prepayment penalty.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated  Depreciable               Federal
Property                   Value    Depreciation      Life      Method     Tax Basis
                              (in thousands)                            (in thousands)

Ventura Landing
 Apartments               $ 6,131      $ 5,130      5-30 yrs     S/L        $ 1,144
Village Green
 Apartments                 3,713        2,564      3-30 yrs     S/L          3,347
         Total            $ 9,844      $ 7,694                              $ 4,491

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                             Principal
                       Balance At                                             Balance
                      December 31,    Interest      Period      Maturity      Due At
     Property           2003 (1)        Rate     Amortized(2)     Date     Maturity (2)
                     (in thousands)                                       (in thousands)

Ventura Landing
 Apartments             $ 3,984        7.54%        20 yrs        07/21        $ --
Village Green
 Apartments               3,379        7.54%        20 yrs        08/21          --

      Totals            $ 7,363                                                $ --

(1) See "Note D - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

(2)   The mortgage is scheduled to be fully amortized at maturity.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property are as follows:


                                         Average Annual            Average Annual
                                          Rental Rates               Occupancy
                                           (per unit)
 Property                             2003           2002          2003      2002

 Ventura Landing Apartments          $7,667         $7,754         95%        91%
 Village Green Apartments             7,205          7,296         94%        93%

The General Partner attributes the increase in occupancy at Ventura Landing Apartments to resident retention efforts and an aggressive marketing campaign at the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that the Partnership's properties are adequately insured. Each residential property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property are as follows:

                                             2003           2003
                                           Billing          Rate
                                        (in thousands)

Ventura Landing Apartments                   $98           2.20%
Village Green Apartments                      80           1.97%

Capital Improvements

Village Green Apartments

The Partnership completed approximately $83,000 in capital expenditures at Village Green Apartments for the year ended December 31, 2003, consisting primarily of structural improvements, air conditioning unit upgrades, swimming pool upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $90,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

West Chase Apartments

Prior to its sale, the Partnership completed approximately $73,000 in capital expenditures at West Chase Apartments, consisting primarily of air conditioning unit upgrades, roof replacement, and floor covering replacement. These improvements were funded from operations. The Partnership sold West Chase Apartments on September 29, 2003 to an unrelated third party.

Ventura Landing Apartments

The Partnership completed approximately $102,000 in capital expenditures at Ventura Landing Apartments for the year ended December 31, 2003, consisting primarily of interior improvements, parking area upgrades, air conditioning upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $101,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2004 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units (the "Units") aggregating $79,473,000. In addition, the
General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 4,562 holders of record owning an aggregate of 158,582 Units. Affiliates of the General Partner owned 83,491.50 Units or 52.65% at December 31, 2003.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                                       Per Limited                        Per Limited
                      Year Ended       Partnership        Year Ended      Partnership
                  December 31, 2003        Unit       December 31, 2002       Unit

Operations             $   --             $   --           $  218              $ 1.31
Refinancing
 proceeds (1)              --                 --              324                2.04
Sale
 proceeds (2)             303               1.91               --                  --
                       $  303             $ 1.91           $  542              $ 3.35

(1)   From previously  undistributed  proceeds from the 2001 refinancings of the
      mortgages   encumbering  Village  Green  Apartments  and  Ventura  Landing
      Apartments.

(2)   From proceeds from the sale of West Chase Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,491.50 limited partnership units in the Partnership representing 52.65% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $214,000, as compared to a net loss of approximately $199,000 for the year ended December 31, 2002. The increase in net income is due to the recognition of a gain from sale of discontinued operations during 2003, partially offset by an increase in loss from discontinued operations. On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $1,058,000, which is shown as a gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". The property's operations, losses of approximately $506,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively, are shown as loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $474,000 and $716,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 for the year ended December 31, 2003, due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations.

The Partnership's loss from continuing operations for the year ended December 31, 2003 was approximately $338,000, as compared to approximately $186,000 for the year ended December 31, 2002. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by a slight increase in total revenues. The increase in total expenses is due to increases in operating, depreciation and general and administrative expenses, partially offset by a decrease in interest expense. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in advertising expenses at Ventura Landing Apartments, payroll related expenses at both of the Partnership's investment properties and contract maintenance expense at both properties. The increase in depreciation expense is due to property improvements and replacements placed into service at the properties during the past twelve months. The decrease in interest expense is a result of scheduled principal payments which reduced the carrying balance of the mortgages encumbering the Partnership's properties.

General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is primarily due to the increase in occupancy at both of the Partnership's investment properties and a decrease in bad debt expense at Ventura Landing Apartments, partially offset by a decrease in the average rental rate at both investment properties and increased concessions at Ventura Landing Apartments. The decrease in other income is primarily due to decreases in late charges and lease cancellation fees at Ventura Landing Apartments.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $52,000, compared to approximately $88,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $36,000 is due to approximately $1,600,000 of cash used in financing activities, partially offset by approximately $1,393,000 of cash provided by investing activities and approximately $171,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering West Chase Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership's properties, and payments on advances from the General Partner, partially offset by an advance received from the General Partner. Cash provided by investing activities consisted of net proceeds received from the sale of West Chase Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $191,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $7,363,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                                       Per Limited                        Per Limited
                      Year Ended       Partnership        Year Ended      Partnership
                  December 31, 2003        Unit       December 31, 2002       Unit

Operations             $   --             $   --           $  218              $ 1.31
Refinancing
 proceeds (1)              --                 --              324                2.04
Sale
 proceeds (2)             303               1.91               --                  --
                       $  303             $ 1.91           $  542              $ 3.35

(1)   From previously  undistributed  proceeds from the 2001 refinancings of the
      mortgages   encumbering  Village  Green  Apartments  and  Ventura  Landing
      Apartments.

(2)   From proceeds from the sale of West Chase Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,491.50 limited partnership units in the Partnership representing 52.65% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors

The Partners
Consolidated Capital Properties III


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties III as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                $    52
   Receivables and deposits                                                      49
   Other assets                                                                 344
   Investment properties (Notes D and F):
      Land                                                     $ 407
      Buildings and related personal property                   9,437
                                                                9,844
      Less accumulated depreciation                            (7,694)        2,150
                                                                            $ 2,595

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  149
   Tenant security deposit liabilities                                           61
   Other liabilities                                                            187
   Due to affiliate                                                              71
   Mortgage notes payable (Note D)                                            7,363

Partners' Deficit
   General partners                                            $(1,878)
   Limited partners (158,582 units issued and
      Outstanding)                                             (3,358)       (5,236)
                                                                            $ 2,595


        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                Years Ended December 31,
                                                                  2003           2002
                                                                              (Restated)
Revenues:
  Rental income                                                 $ 2,214         $ 2,102
  Other income                                                      217             299
     Total revenues                                               2,431           2,401

Expenses:
  Operating                                                       1,241           1,114
  General and administrative                                        307             260
  Depreciation                                                      454             435
  Interest                                                          593             605
  Property taxes                                                    174             173
     Total expenses                                               2,769           2,587

Loss from continuing operations                                    (338)           (186)
Loss from discontinued operations                                  (506)            (13)
Gain from sale of discontinued operations                         1,058              --
Net income (loss) (Note E)                                       $ 214          $ (199)

Net income (loss) allocated to general partners (4%)              $ 9            $ (8)
Net income (loss) allocated to limited partners (96%)               205            (191)
                                                                 $ 214          $ (199)
Per limited partnership unit:
Loss from continuing operations                                 $ (2.05)        $ (1.13)
Loss from discontinued operations                                 (3.07)          (0.07)
Gain from sale of discontinued operations                          6.41              --
Net income (loss)                                                $ 1.29         $ (1.20)

Distributions per limited partnership unit                       $ 1.91         $ 3.35


        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners     Total

Original capital contributions           158,945        $ 1       $79,473    $79,474

Partners' deficit at
   December 31, 2001                     158,582      $(1,869)    $(2,537)  $ (4,406)

Distributions to partners                     --          (10)       (532)      (542)

Net loss for the year ended
   December 31, 2002                          --           (8)       (191)      (199)

Partners' deficit at
   December 31, 2002                     158,582       (1,887)     (3,260)    (5,147)

Distributions to partners                     --           --        (303)      (303)

Net income for the year ended
   December 31, 2003                          --            9         205        214

Partners' deficit at
   December 31, 2003                     158,582      $(1,878)    $(3,358)   $(5,236)


        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2003         2002
Cash flows from operating activities:
  Net income (loss)                                               $ 214       $ (199)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                      (1,058)          --
   Depreciation                                                      590          620
   Loss on early extinguishment of debt                              332           --
   Amortization of loan costs                                         27           31
   Bad debt expense                                                  143          305
   Change in accounts:
      Receivables and deposits                                       (73)        (362)
      Other assets                                                   (38)           7
      Accounts payable                                                27           15
      Tenant security deposit liabilities                             (8)         (11)
      Due to affiliate                                                71           --
      Other liabilities                                              (56)          (3)
       Net cash provided by operating activities                     171          403

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                    1,651           --
  Property improvements and replacements                            (258)        (286)
  Insurance proceeds received                                         --          173
  Net withdrawals from restricted escrows                             --          178
       Net cash provided by investing activities                   1,393           65

Cash flows from financing activities:
  Repayment of mortgage note payable                              (1,047)          --
  Payments on mortgage notes payable                                (216)        (208)
  Distributions to partners                                         (303)        (542)
  Advances from affiliate                                             70           34
  Payments on advances from affiliate                               (104)          --
       Net cash used in financing activities                      (1,600)        (716)

Net decrease in cash and cash equivalents                            (36)        (248)
Cash and cash equivalents at beginning of period                      88          336

Cash and cash equivalents at end of period                        $ 52         $ 88
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 637        $ 663

At December 31, 2001, receivables and deposits and cash flow from investing activities were adjusted by approximately $173,000 for non-cash activity related to insurance proceeds which were held on deposit with the mortgage lender and received during the year ended December 31, 2002.

At December 31, 2003, proceeds from sale of discontinued operations has been adjusted by approximately $299,000 in connection with prepayment penalties paid by the buyer of West Chase Apartments.


        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. As of December 31, 2003, the Partnership owned two residential properties in Florida.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $24,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $8,155,000 at December 31, 2003.

Loan Costs: Loan costs of approximately $338,000, less accumulated amortization of approximately $65,000, are included in other assets and are being amortized using the effective interest method over the life of the loans. Amortization expense, which is included in interest expense, is expected to be approximately $25,000 in 2004, $24,000 for both of the years 2005 and 2006, $23,000 in 2007, and $22,000 in 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $92,000 and $72,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of West Chase Apartments as loss from discontinued operations. West Chase Apartments was sold to an unrelated third party on September 29, 2003.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $146,000 and $150,000 for the years ended December 31, 2003 and 2002, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $237,000 and $155,000 for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note G"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $18,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses, investment properties, and gain from sale of discontinued operations. At December 31, 2003 approximately $71,000 of such fees were owed and are included in due to affiliate.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the year ended December 31, 2002, fees of approximately $20,000 were paid to the General Partner. This amount is included in general and administrative expenses. During the year ended December 31, 2003, no special management fees were paid as no distributions from cash flow from operations were made.

During the years ended December 31, 2003 and 2002, an affiliate of the General Partner advanced the Partnership approximately $70,000 and $34,000 to fund operations and payment of property taxes, respectively. Interest on the advances was charged at the prime rate plus 2%. Interest expense for the years ended December 31, 2003 and 2002 was approximately $3,000 and less than $1,000, respectively. During the year ended December 31, 2003, the Partnership repaid the advances of approximately $104,000 and the associated accrued interest of approximately $3,000 from proceeds from the sale of West Chase Apartments. As of December 31, 2003, there were no outstanding advances or associated accrued interest payable to affiliates of the General Partner. Subsequent to December 31, 2003 an affiliate of the General Partner advanced approximately $51,000 to the Partnership to pay audit fees.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $48,000, respectively, for insurance coverage and fees associated with policy claims administration.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. There was no commission paid to the General Partner related to the sale of West Chase Apartments in 2003.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,491.50 limited partnership units in the Partnership representing 52.65% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Disposition of Investment Property

On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $1,058,000, which is shown as a gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, losses of approximately $506,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively, are shown as loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $474,000 and $716,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note D - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                             Principal   Monthly                          Principal
                            Balance At   Payment     Stated                Balance
                             December   Including   Interest  Maturity      Due At
                                31,
         Property              2003      Interest     Rate      Date       Maturity
                                (in thousands)                          (in thousands)

Ventura Landing Apartments    $3,984       $ 34      7.54%      07/21        $ --
Village Green Apartments       3,379          29     7.54%      08/21           --
      Total                   $7,363       $ 63                              $ --

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004            $ 208
                               2005               225
                               2006               242
                               2007               261
                               2008               281
                            Thereafter          6,146
                                               $7,363

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                          2003          2002

Net income (loss) as reported          $   214       $  (199)
(Deduct) add: Deferred revenue and other
    liabilities                            (37)           40
Depreciation differences                    58            23
Prepayment penalty                        (299)           --
Gain on sale of property                  (592)           --
Other                                       99           (20)
Federal taxable loss                   $  (557)      $  (156)
Federal taxable loss per limited
  partnership unit                     $ (3.37)      $ (0.94)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2003 (in thousands):

Net liabilities as reported                          $(5,236)
Differences in basis of assets and liabilities
   Investment properties at cost                       3,098
   Accumulated depreciation                             (757)
   Other assets and liabilities                          239
   Syndication costs                                   8,692

Net assets - Federal tax basis                       $ 6,036

Note F - Investment Properties and Accumulated Depreciation



                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
         Description           Encumbrances     Land       Property      Acquisition
                              (in thousands)                           (in thousands)

Ventura Landing Apartments       $ 3,984       $ 282       $ 3,754         $ 2,095
Village Green Apartments           3,379          125        2,375           1,213
           Totals                $ 7,363       $ 407       $ 6,129         $ 3,308



                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)
                                    Buildings
                                   And Related
                                    Personal              Accumulated    Date    Depreciable
      Description          Land     Property     Total    Depreciation Acquired     Life
                                                              (in
                                                           thousands)
Ventura Landing            $ 282     $ 5,849     $ 6,131     $ 5,130    10/07/81   5-30 yrs
Apartments
Village Green Apartments     125       3,588       3,713       2,564    12/20/91   3-30 yrs
         Totals            $ 407     $ 9,437     $ 9,844     $ 7,694

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $12,394          $12,108
    Property improvements                           258              286
    Sale of investment property                  (2,808)              --
Balance at end of year                          $ 9,844          $12,394

Accumulated Depreciation
Balance at beginning of year                    $ 9,074          $ 8,454
    Additions charged to expense                    590              620
    Sale of investment property                  (1,970)              --
Balance at end of year                          $ 7,694          $ 9,074

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $12,942,000 and $15,908,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $8,451,000 and $9,414,000, respectively.

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $71,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $219,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $111,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The general partner of the Registrant is ConCap Equities, Inc (the "General Partner"). The names and ages of, as well as the positions and offices held by, the directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                      Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

              Entity                      Number of Units             Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                    17,056.00                  10.76%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    39,831.50                  25.12%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    26,604.00                  16.77%

Cooper River Properties LLC and AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO and its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $146,000 and $150,000 for the years ended December 31, 2003 and 2002, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $237,000 and $155,000 for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $18,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses, investment properties, and gain from sale of discontinued operations. At December 31, 2003 approximately $71,000 of such fees were owed and are included in due to affiliate on the consolidated financial statements included in "Item 7. Financial Statements".

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the year ended December 31, 2002, fees of approximately $20,000 were paid to the General Partner. This amount is included in general and administrative expenses on the consolidated statements of operations included in "Item 7. Financial Statements". During the year ended December 31, 2003, no special management fees were paid as no distributions from cash flow from operations were made.

During the years ended December 31, 2003 and 2002, an affiliate of the General Partner advanced the Partnership approximately $70,000 and $34,000 to fund operations and payment of property taxes, respectively. Interest on the advances was charged at the prime rate plus 2%. Interest expense for the years ended December 31, 2003 and 2002 was approximately $3,000 and less than $1,000, respectively. During the year ended December 31, 2003, the Partnership repaid the advances of approximately $104,000 and the associated accrued interest of approximately $3,000 from proceeds from the sale of West Chase Apartments. As of December 31, 2003, there were no outstanding advances or associated accrued interest payable to affiliates of the General Partner. Subsequent to December 31, 2003 an affiliate of the General Partner advanced approximately $51,000 to the Partnership to pay audit fees.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $48,000, respectively, for insurance coverage and fees associated with policy claims administration.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. There was no commission paid to the General Partner related to the sale of West Chase Apartments in 2003.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,491.50 limited partnership units in the Partnership representing 52.65% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

            Current Report on Form 8-K dated September 29, 2003 and filed on October 3, 2003, disclosing the sale of West Chase Apartments to an unrelated third party.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $47,000 and $42,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $16,000 and $19,000, respectively.

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


                                    CONSOLIDATED CAPITAL PROPERTIES III


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Peter K. Kompaniez         Director                      Date: March 26, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 26, 2004
Thomas M. Herzog              and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number

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

      10.52 Multifamily Note dated July 23, 2001 between ConCap Village Green Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

      10.53 Purchase and Sale Contract between Consolidated Capital Properties III and West Chase Apartments, LLC, dated August 13, 2003 (incorporated by reference to the Current Report on Form 8-K dated September 29, 2003).

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

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date: March 26, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap Equities,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 26, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of ConCap Equities,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties III (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.