Form 10QSB
period 2004-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2004-05-14
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 60
   Receivables and deposits                                                      36
   Other assets                                                                 398
   Investment properties:
      Land                                                    $ 407
      Buildings and related personal property                  9,471
                                                               9,878
      Less accumulated depreciation                           (7,807)         2,071
                                                                            $ 2,565
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 115
   Tenant security deposit liabilities                                           60
   Accrued property taxes                                                        44
   Other liabilities                                                            209
   Due to affiliates (Note B)                                                   149
   Mortgage notes payable                                                     7,313

Partners' Deficit
   General partners                                           $(1,882)
   Limited partners (158,582 units issued and
      outstanding)                                            (3,443)        (5,325)
                                                                            $ 2,565


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                   Three Months Ended
                                                                       March 31,
                                                                  2004           2003
                                                                              (Restated)
Revenues:
  Rental income                                                  $ 535           $ 541
  Other income                                                       58              43
     Total revenues                                                 593             584

Expenses:
  Operating                                                         329             281
  General and administrative                                         51              66
  Depreciation                                                      113             113
  Interest                                                          145             149
  Property taxes                                                     44              47
     Total expenses                                                 682             656

Loss from continuing operations                                     (89)            (72)
Loss from discontinued operations                                    --             (23)
Net loss                                                         $ (89)          $ (95)

Net loss allocated to general partners (4%)                       $ (4)          $ (4)
Net loss allocated to limited partners (96%)                        (85)            (91)
                                                                 $ (89)          $ (95)
Per limited partnership unit:
Loss from continuing operations                                 $ (0.54)        $ (0.43)
Loss from discontinued operations                                    --           (0.14)
Net loss                                                        $ (0.54)        $ (0.57)


            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES III

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1      $  79,473     $ 79,474

Partners' deficit
   at December 31, 2003                158,582       $(1,878)   $  (3,358)    $ (5,236)

Net loss for the three months
   ended March 31, 2004                    --             (4)         (85)         (89)

Partners' deficit
   at March 31, 2004                   158,582       $(1,882)   $  (3,443)    $ (5,325)



            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                      $   (89)      $   (95)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     113           159
   Amortization of loan costs                                         6             7
   Change in accounts:
      Receivables and deposits                                       13            59
      Other assets                                                  (60)            7
      Due to affiliates                                              27            44
      Accounts payable                                              (34)         (105)
      Tenant security deposit liabilities                            (1)            4
      Accrued property taxes                                         44            53
      Other liabilities                                              22            66

       Net cash provided by operating activities                     41           199

Cash flows used in investing activities:
  Property improvements and replacements                            (34)         (106)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (50)          (54)
  Advances from affiliates                                           51            70
  Payments on advances from affiliates                               --           (27)

       Net cash provided by (used in) financing activities            1           (11)

Net increase in cash and cash equivalents                             8            82

Cash and cash equivalents at beginning of period                     52            88

Cash and cash equivalents at end of period                      $    60       $   170

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   139       $   163


            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of West Chase Apartments as loss from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". West Chase Apartments was sold to an unrelated third party on September 29, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement ("Partnership Agreement") provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $29,000 and $38,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner are entitled to receive reimbursement of accountable administrative expenses amounting to approximately $39,000 and $46,000 for the three months ended March 31, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 for the three months ended March 31, 2003. No such fees were incurred for the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of current additions to investment properties. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment properties. At March 31, 2004, approximately $98,000 of such fees were owed and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2004 and 2003, no special management fees were paid as no distributions from cash flow from operations were made.

During the three months ended March 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $51,000 to fund the payment of certain 2003 liabilities. Interest is accrued at the prime rate plus 2% (6.00% at March 31, 2004). Interest expense was less than $1,000 for the three months ended March 31, 2004. During the three months ended March 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $70,000 to fund operations at Ventura Landing Apartments. During the three months ended March 31, 2003, the Partnership made payments on advances of approximately $27,000. Interest was accrued at the prime rate plus 2%. Interest expense was less than $1,000 for the three months ended March 31, 2003. At March 31, 2004, the total amount of advances and accrued interest was approximately $51,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $19,000. The Partnership was charged approximately $29,000 for 2003.

Note C - Disposition of Investment Property

On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. The property's operations, loss of approximately $23,000, including revenues of approximately $166,000, are included in loss from discontinued operations for the three months ended March 31, 2003.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Ventura Landing Apartments                    94%        93%
        Orlando, Florida

      Village Green Apartments                      91%        95%
        Altamonte Springs, Florida

The General Partner attributes the decrease in occupancy at Village Green Apartments to increased competition in the Altamonte Springs area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $89,000, as compared to a net loss of approximately $95,000 for the three months ended March 31, 2003. The decrease in net loss is primarily due to a decrease in loss from discontinued operations. On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. The property's operations, loss of approximately $23,000, including revenues of approximately $166,000, are included in loss from discontinued operations for the three months ended March 31, 2003.

The Partnership's loss from continuing operations for the three months ended March 31, 2004 was approximately $89,000 compared to a loss from continuing operations of approximately $72,000 for the three months ended March 31, 2003. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to an increase in operating expenses, partially offset by a decrease in general and administrative expenses. Depreciation, interest and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in utility, advertising, contract maintenance, and payroll related expenses at Ventura Landing Apartments. General and administrative expenses decreased primarily due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in other income, partially offset by a decrease in rental income. The increase in other income is primarily due to an increase in late charges at Ventura Landing Apartments. The decrease in rental income is due to decreases in occupancy and the average rental rate at Village Green Apartments, partially offset by increases in occupancy and the average rental rate at Ventura Landing Apartments.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $60,000, compared to approximately $170,000 at March 31, 2003. The increase in cash and cash equivalents of approximately $8,000 from December 31, 2003 is due to approximately $41,000 of cash provided by operating activities and approximately $1,000 of cash provided by financing activities, partially offset by approximately $34,000 of cash used in investing activities. Cash provided by financing activities consisted of an advance received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $29,000 of capital improvements at Village Green Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $65,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Ventura Landing Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $5,000 of capital improvements at Ventura Landing Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $98,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $7,313,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

There were no distributions made to the partners during the three months ended March 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,719.5 limited partnership units (the "Units") in the Partnership representing 52.79% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.79% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                   32.1 Certification  Pursuant to 18 U.S.C.  Section  1350,  as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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


Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.