Form 10QSB
period 2004-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2004-08-13
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 44
   Receivables and deposits                                                      42
   Other assets                                                                 364
   Investment properties:
      Land                                                    $ 407
      Buildings and related personal property                  9,528
                                                               9,935
      Less accumulated depreciation                           (7,920)         2,015
                                                                            $ 2,465
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 93
   Tenant security deposit liabilities                                           64
   Accrued property taxes                                                        88
   Other liabilities                                                            207
   Due to affiliates (Note B)                                                   191
   Mortgage notes payable                                                     7,261

Partners' Deficit
   General partners                                           $(1,886)
   Limited partners (158,582 units issued and
      outstanding)                                            (3,553)        (5,439)
                                                                            $ 2,465

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months              Six Months
                                              Ended June 30,           Ended June 30,
                                            2004         2003         2004        2003
                                                      (Restated)               (Restated)
Revenues:
  Rental income                            $ 536        $ 552       $ 1,071      $ 1,093
  Other income                                 51           62          109          105
      Total revenues                          587          614        1,180        1,198

Expenses:
  Operating                                   341          262          670          543
  General and administrative                   57           56          108          122
  Depreciation                                113          118          226          231
  Interest                                    146          149          291          298
  Property taxes                               44           47           88           94
      Total expenses                          701          632        1,383        1,288


Loss from continuing operations              (114)         (18)        (203)         (90)
Loss from discontinued operations              --          (63)          --          (86)
Net loss                                   $ (114)      $ (81)       $ (203)     $ (176)

Net loss allocated to general
  partners (4%)                             $ (5)        $ (3)        $ (8)       $ (7)
Net loss allocated to limited
  partners (96%)                             (109)         (78)        (195)        (169)

                                           $ (114)      $ (81)       $ (203)     $ (176)
Per limited partnership unit:
Loss from continuing operations           $ (0.69)     $ (0.11)     $ (1.23)     $ (0.54)

Loss from discontinued operations              --        (0.39)          --        (0.53)

Net loss                                  $ (0.69)     $ (0.50)     $ (1.23)     $ (1.07)


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1      $  79,473     $ 79,474

Partners' deficit
   at December 31, 2003                158,582       $(1,878)   $  (3,358)    $ (5,236)

Net loss for the six months
   ended June 30, 2004                     --             (8)        (195)        (203)

Partners' deficit
   at June 30, 2004                    158,582       $(1,886)   $  (3,553)    $ (5,439)


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                      June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                       $ (203)      $ (176)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      226          322
   Amortization of loan costs                                         13           14
   Change in accounts:
      Receivables and deposits                                         7           22
      Other assets                                                   (33)         (79)
      Accounts payable                                               (56)           8
      Tenant security deposit liabilities                              3            6
      Due to affiliates                                               69           95
      Accrued property taxes                                          88          107
      Other liabilities                                               20           20

       Net cash provided by operating activities                     134          339

Cash flows used in investing activities:
  Property improvements and replacements                             (91)        (166)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (102)        (110)
  Advances from affiliate                                             51           70
  Payments on advances from affiliate                                 --          (34)

       Net cash used in financing activities                         (51)         (74)

Net (decrease) increase in cash and cash equivalents                  (8)          99

Cash and cash equivalents at beginning of period                      52           88
Cash and cash equivalents at end of period                        $ 44         $ 187

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 276        $ 327

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of West Chase Apartments as loss from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". West Chase Apartments was sold to an unrelated third party on September 29, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement ("Partnership Agreement") provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$58,000  and  $80,000  for  the  six  months  ended  June  30,  2004  and  2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner are entitled to receive reimbursement of accountable administrative expenses amounting to approximately $78,000 and $76,000 for the six months ended June 30, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 for the six months ended June 30, 2003. No such fees were incurred for the six months ended June 30, 2004. The construction management service fees are calculated based on a percentage of current additions to investment properties. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment properties. At June 30, 2004, approximately $139,000 of such fees were owed and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the six months ended June 30, 2004 and 2003, no special management fees were paid as no distributions from cash flow from operations were made.

During the six months ended June 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $51,000 to fund the payment of certain 2003 liabilities. Interest is accrued at the prime rate plus 2% (6.00% at June 30, 2004). Interest expense was approximately $1,000 for the six months ended June 30, 2004. During the six months ended June 30, 2003, an affiliate of the General Partner advanced the Partnership approximately $70,000 to fund operations at Ventura Landing Apartments. During the six months ended June 30, 2003, the Partnership made payments on advances of approximately $34,000. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $1,000 for the six months ended June 30, 2003. At June 30, 2004, the total amount of advances and accrued interest was approximately $52,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. The property's operations, loss of approximately $63,000 and $86,000, including revenues of approximately $173,000 and $339,000, are included in loss from discontinued operations for the three and six months ended June 30, 2003, respectively.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Ventura Landing Apartments                    93%        95%
        Orlando, Florida

      Village Green Apartments                      91%        96%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $114,000 and $203,000, respectively, as compared to net loss of approximately $81,000 and $176,000, respectively, for the three and six months ended June 30, 2003. On September 29, 2003, the Partnership sold West Chase Apartments to an unrelated third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. The property's operations, loss of approximately $63,000 and $86,000, including revenues of approximately $173,000 and $339,000, are included in loss from discontinued operations for the three and six months ended June 30, 2003, respectively.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2004 was approximately $114,000 and $203,000, respectively, as compared to loss from continuing operations of approximately $18,000 and $90,000, respectively, for the three and six months ended June 30, 2003. The increase in loss from continuing operations for both the three and six months ended June 30, 2004 is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses for both the three and six months ended June 30, 2004 is primarily due to an increase in operating expenses. The increase in total expenses for the six months ended June 30, 2004 was partially offset by decreases in general and administrative, interest, and property tax expenses. General and administrative, interest and property tax expenses remained relatively constant for the three months ended June 30, 2004. Depreciation expense remained relatively constant for both the three and six months ended June 30, 2004. The increase in operating expenses for both the three and six months ended June 30, 2004 is primarily due to increases in advertising expense at Ventura Landing Apartments, payroll related expenses at Village Green Apartments and contract maintenance expenses at both of the Partnership's investment properties. The decrease in interest expense for the six months ended June 30, 2004 is a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The decrease in property tax expense for the six months ended June 30, 2004 is primarily due to a decrease in the assessed value of Village Green Apartments. General and administrative expenses decreased for the six months ended June 30, 2004 primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended June 30, 2004 is due to decreases in both rental and other income. The decrease in total revenues for the six months ended June 30, 2004 is due to a decrease in rental income. Other income remained relatively constant for the six months ended June 30, 2004. The decrease in rental income for both the three and six months ended June 30, 2004 is due to decreases in occupancy at both of the Partnership's investment properties and the average rental rate at Village Green Apartments, partially offset by an increase in the average rental rate at Venture Landing Apartments. The decrease in other income for the three months ended June 30, 2004 is primarily due to a decrease in laundry income at Ventura Landing Apartments.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $44,000, compared to approximately $187,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $8,000 from December 31, 2003 is due to approximately $91,000 of cash used in investing activities and approximately $51,000 of cash used in financing activities, partially offset by approximately $134,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties, partially offset by an advance received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Village Green Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $49,000 of capital improvements at Village Green Apartments, consisting primarily of structural improvements, air conditioning unit upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $47,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Ventura Landing Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $42,000 of capital improvements at Ventura Landing Apartments, consisting primarily of major landscaping, parking area resurfacing and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $67,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $7,261,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

There were no distributions made to the partners during the six months ended June 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,881.50 limited partnership units (the "Units") in the Partnership representing 52.89% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.89% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  See Exhibit Index.

            (b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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


                                    CONSOLIDATED CAPITAL PROPERTIES III


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

 5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 12, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior    Vice    President    of   ConCap
                                    Equities,  Inc.,  equivalent  of the chief
                                    executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities,
                                    Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.