Form 10QSB
period 2004-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2004-11-12
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 84
   Receivables and deposits                                                      54
   Other assets                                                                 351
   Investment properties:
      Land                                                    $ 407
      Buildings and related personal property                  9,670
                                                              10,077
      Less accumulated depreciation                           (7,932)         2,145
                                                                            $ 2,634
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 115
   Tenant security deposit liabilities                                           66
   Accrued property taxes                                                       132
   Other liabilities                                                            201
   Due to affiliates (Note B)                                                   485
   Mortgage notes payable                                                     7,209

Partners' Deficit
   General partners                                           $(1,892)
   Limited partners (158,582 units issued and
      outstanding)                                            (3,682)        (5,574)
                                                                            $ 2,634

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2004       2003        2004       2003
Revenues:
  Rental income                                 $ 572       $ 582     $ 1,643     $ 1,675
  Other income                                      51          54        160         160
     Total revenues                                623         636      1,803       1,835

Expenses:
  Operating                                        393         360      1,063         903
  General and administrative                        64          50        172         172
  Depreciation                                     112         111        338         342
  Interest                                         145         147        436         446
  Property taxes                                    44          38        132         132
     Total expenses                                758         706      2,141       1,995

Loss from continuing operations                   (135)        (70)      (338)       (160)
Loss from discontinued operations                   --        (402)        --        (488)
Gain from sale of discontinued operations           --         988         --         988
Net (loss) income                               $ (135)     $ 516      $ (338)     $ 340

Net (loss) income allocated to general
  partners (4%)                                  $ (5)      $ 21       $ (14)      $ 14
Net (loss) income allocated to limited
  partners (96%)                                  (130)        495       (324)        326

                                                $ (135)     $ 516      $ (338)     $ 340
Per limited partnership unit:
Loss from continuing operations                $ (0.82)    $ (0.42)   $ (2.04)    $ (0.97)
Loss from discontinued operations                   --       (2.44)        --       (2.95)
Gain from sale of discontinued operations           --        5.98         --        5.98
Net (loss) income                              $ (0.82)    $ 3.12     $ (2.04)    $ 2.06

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         158,945         $ 1      $  79,473     $ 79,474

Partners' deficit
   at December 31, 2003                158,582       $(1,878)   $  (3,358)    $ (5,236)

Net loss for the nine months
   ended September 30, 2004                --            (14)        (324)        (338)

Partners' deficit
   at September 30, 2004               158,582       $(1,892)   $  (3,682)    $ (5,574)


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net (loss) income                                              $ (338)       $ 340
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                          --         (988)
   Depreciation                                                      338          478
   Loss on early extinguishment of debt                               --          332
   Amortization of loan costs                                         19           21
   Bad debt expense                                                   63          115
   Change in accounts:
      Due to affiliates                                              115           99
      Receivables and deposits                                       (68)         (67)
      Other assets                                                   (26)         (49)
      Accounts payable                                               (34)         (65)
      Tenant security deposit liabilities                              5           (8)
      Accrued property taxes                                         132          132
      Other liabilities                                               14           25

       Net cash provided by operating activities                     220          365

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                       --        1,651
  Property improvements and replacements                            (333)        (245)

       Net cash (used in) provided by investing activities          (333)       1,406

Cash flows from financing activities:
  Repayment of mortgage note payable                                  --       (1,047)
  Payments on mortgage notes payable                                (154)        (166)
  Advances from affiliate                                            299           70
  Payments on advances from affiliate                                 --          (58)

       Net cash provided by (used in) financing activities           145       (1,201)

Net increase in cash and cash equivalents                             32          570

Cash and cash equivalents at beginning of period                      52           88
Cash and cash equivalents at end of period                        $ 84         $ 658

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 434        $ 496

At September 30, 2003, proceeds from the sale of discontinued operations has been adjusted by approximately $299,000 in connection with prepayment penalties paid by the buyer of West Chase Apartments.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement ("Partnership Agreement") provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $89,000 and $118,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $131,000 and $129,000 for the nine months ended September 30, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $9,000 and $18,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment properties. At September 30, 2004, approximately $184,000 of such fees were owed and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2004 and 2003, no special management fees were paid as no distributions from cash flow from operations were made.

During the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $299,000 to fund operations and capital improvements at both of the Partnership's investment properties. Interest is accrued at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense was approximately $2,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, an affiliate of the General Partner advanced the Partnership approximately $70,000 to fund operations at Ventura Landing Apartments. During the nine months ended September 30, 2003, the Partnership made payments on advances of approximately $58,000. Interest expense for the nine months ended September 30, 2003 was approximately $3,000. At September 30, 2004, the total amount of advances and accrued interest was approximately $301,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On September 29, 2003, the Partnership sold West Chase Apartments to a third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $988,000 for the three and nine months ended September 30, 2003, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $402,000 and $488,000 for the three and nine months ended September 30, 2003, respectively, are shown as loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $139,000 and $477,000, for the three and nine months ended September 30, 2003, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note D - Casualty Event

In August 2004, Ventura Landing Apartments experienced damage from Hurricane Charley. As of September 30, 2004, the Partnership estimates damage and cleanup costs of approximately $225,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

In September 2004, Ventura Landing Apartments experienced damage from Hurricane Frances. As of September 30, 2004 the Partnership estimates the damage and cleanup costs to be approximately $140,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. As of September 30, 2004 the Partnership estimates the damage to be approximately $45,000. The General Partner anticipates a loss of approximately $5,000 to result from this event.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, the plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Ventura Landing Apartments                    94%        95%
        Orlando, Florida

      Village Green Apartments                      93%        95%
        Altamonte Springs, Florida

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $135,000 and $338,000, respectively, as compared to net income of approximately $516,000 and $340,000, respectively, for the three and nine months ended September 30, 2003. On September 29, 2003, the Partnership sold West Chase Apartments to a third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $988,000 for the three and nine months ended September 30, 2003, which is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $402,000 and $488,000, respectively, for the three and nine months ended September 30, 2003, are shown as loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $139,000 and $477,000, respectively, for the three and nine months ended September 30, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $135,000 and $338,000, respectively, as compared to loss from continuing operations of approximately $70,000 and $160,000 for the three and nine months ended September 30, 2003, respectively. The increase in loss from continuing operations for both the three and nine months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses for the three months ended September 30, 2004 is due to increases in both operating and general and administrative expenses. Depreciation, property tax and interest expenses remained relatively constant for the three months ended September 30, 2004. The increase in total expenses for the nine months ended September 30, 2004 is due to an increase in operating expenses, partially offset by a decrease in interest expense. Depreciation, property tax, and general and administrative expenses remained relatively constant for the nine months ended September 30, 2004. The increase in operating expenses for both periods is primarily due to increases in advertising, contract maintenance, and payroll related expenses at both of the Partnerships investment properties, and cleanup expenses at Ventura Landing Apartments related to damage sustained from Hurricane Charley (as discussed below). The decrease in interest expense for the nine months ended September 30, 2004 is a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. General and administrative expenses increased for the three months ended September 30, 2004 primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003.

The decrease in total revenues for the three and nine months ended September 30, 2004 is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income for the three and nine months ended September 30, 2004 is due to decreases in both occupancy and the average rental rate at both of the Partnership's investment properties.

In August 2004, Ventura Landing Apartments experienced damage from Hurricane Charley. As of September 30, 2004, the Partnership estimates damage and cleanup costs of approximately $225,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

In September 2004, Ventura Landing Apartments experienced damage from Hurricane Frances. As of September 30, 2004 the Partnership estimates the damage and cleanup costs to be approximately $140,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. As of September 30, 2004 the Partnership estimates the damage to be approximately $45,000. The General Partner anticipates a loss of approximately $5,000 to result from this event.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $84,000, compared to approximately $658,000 at September 30, 2003. The increase in cash and cash equivalents of approximately $32,000, from December 31, 2003, is due to approximately $220,000 of cash provided by operating activities and approximately $145,000 of cash provided by financing activities, partially offset by approximately $333,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Village Green Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $112,000 of capital improvements at Village Green Apartments, consisting primarily of structural improvements, parking area upgrades, air conditioning unit upgrades and floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Ventura Landing Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $221,000 of capital improvements at Ventura Landing Apartments, consisting primarily of major landscaping, parking area resurfacing, exterior painting, structural improvements, and floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $7,209,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

There were no distributions made to the partners during the nine months ended September 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,938.50 limited partnership units (the "Units") in the Partnership representing 52.93% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.93% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, the plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: November 12, 2004

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


Date: November 12, 2004

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

Date: November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.