Form 10KSB
period 2004-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2005-03-30
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $2,436,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. At December 31, 2004, the Partnership owned two apartment complexes. On September 29, 2003, the Partnership sold one of its investment properties, West Chase Apartments. Prior to 2003, the Partnership disposed of twenty-seven properties, two of which were reacquired through foreclosure. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                           Gross
                          Carrying   Accumulated  Depreciable               Federal
Property                   Value    Depreciation      Life      Method     Tax Basis
                              (in thousands)                            (in thousands)

Ventura Landing
 Apartments               $ 6,471      $ 5,300      5-30 yrs     S/L        $ 1,270
Village Green
 Apartments                 3,827        2,822      3-30 yrs     S/L          3,208
         Total            $10,298      $ 8,122                              $ 4,478

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                             Principal
                       Balance At                                             Balance
                      December 31,    Interest      Period      Maturity      Due At
     Property           2004 (1)        Rate     Amortized(2)     Date     Maturity (2)
                     (in thousands)                                       (in thousands)

Ventura Landing
 Apartments             $ 3,871        7.54%        20 yrs        07/21        $ --
Village Green
 Apartments               3,284        7.54%        20 yrs        08/21            --

      Totals            $ 7,155                                                $ --

(1) See "Note D - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these fixed rate loans and other specific details about the loans.

(2)   The mortgage is scheduled to be fully amortized at maturity.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property are as follows:

                                         Average Annual            Average Annual
                                          Rental Rates               Occupancy
                                           (per unit)
 Property                             2004           2003          2004      2003

 Ventura Landing Apartments          $7,176         $7,103         94%        95%
 Village Green Apartments             6,964          7,000         94%        94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property are as follows:

                                             2004           2004
                                           Billing          Rate
                                        (in thousands)

Ventura Landing Apartments                   $98           2.22%
Village Green Apartments                      82           1.97%

Capital Improvements

Village Green Apartments

The Partnership completed approximately $147,000 in capital expenditures at Village Green Apartments for the year ended December 31, 2004, consisting primarily of structural improvements, parking area upgrades, air conditioning upgrades, and floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

The Partnership completed approximately $340,000 in capital expenditures at Ventura Landing Apartments for the year ended December 31, 2004, consisting primarily of structural improvements, exterior painting, major landscaping, fencing upgrades, parking area resurfacing, and floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be made only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units (the "Units") aggregating $79,473,000. In addition, the
General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 4,534 holders of record owning an aggregate of 158,582 Units. Affiliates of the General Partner owned 83,941.50 Units or 52.93% at December 31, 2004.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                      Year Ended       Partnership        Year Ended      Partnership
                  December 31, 2004        Unit       December 31, 2003       Unit
Sale
 proceeds (1)          $   --             $   --           $  303              $ 1.91

(1) From proceeds from the sale of West Chase Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,941.50 Units in the Partnership representing 52.93% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.93% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $421,000, as compared to net income of approximately $214,000 for the year ended December 31, 2003. On September 29, 2003, the Partnership sold West Chase Apartments to a third party for a gross sales price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $1,058,000, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". The property's operations, loss of approximately $506,000 for the year ended December 31, 2003 are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $474,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 for the year ended December 31, 2003, due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations for the year ended December 31, 2004 was approximately $421,000, as compared to loss from continuing operations of approximately $338,000 for the year ended December 31, 2003. The increase in loss from continuing operations is due to an increase in total expenses. The increase in total expenses is due to an increase in operating expenses, partially offset by decreases in interest and general and administrative expenses. Both depreciation and property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in advertising, payroll related expenses, and cleanup expenses related to damage sustained from Hurricanes Charley and Frances at Ventura Landing Apartments (as discussed below). The decrease in interest expense is a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, partially offset by interest expense on advances from an affiliate of the General Partner. General and administrative expenses decreased primarily due to decreases in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and audit fees. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the years ended December 31, 2004 and 2003.

Total revenues remained relatively constant for the comparable periods, as an increase in rental income was offset by a decrease in other income. The increase in rental income is primarily due to an increase in the average rental rate at Ventura Landing Apartments and reduced bad debt expense, partially offset by decreases in occupancy at Ventura Landing Apartments and the average rental rate at Village Green Apartments. Other income decreased primarily as a result of decreases in laundry income and resident move-out charges at Ventura Landing Apartments.

In August 2004, Ventura Landing Apartments experienced damage from Hurricane Charley. As of December 31, 2004, the Partnership estimates damage of approximately $210,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

In September 2004, Ventura Landing Apartments experienced damage from Hurricane Frances. As of December 31, 2004, the Partnership estimates damage of approximately $37,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $83,000, compared to approximately $52,000 at December 31, 2003. The increase in cash and cash equivalents of approximately $31,000 is due to approximately $345,000 of cash provided by financing activities and approximately $173,000 of cash provided by operating activities, partially offset by approximately $487,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $7,155,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                      Year Ended       Partnership        Year Ended      Partnership
                  December 31, 2004        Unit       December 31, 2003       Unit
Sale
 proceeds (1)          $   --             $   --           $  303              $ 1.91

(1) From proceeds from the sale of West Chase Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,941.50 Units in the Partnership representing 52.93% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.93% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Consolidated Capital Properties III


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties III as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                  $ 83
   Receivables and deposits                                                     103
   Other assets                                                                 320
   Investment properties (Notes D and F):
      Land                                                     $ 407
      Buildings and related personal property                   9,891
                                                               10,298
      Less accumulated depreciation                            (8,122)        2,176
                                                                            $ 2,682

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 94
   Tenant security deposit liabilities                                           65
   Other liabilities                                                            234
   Due to affiliates (Note B)                                                   791
   Mortgage notes payable (Note D)                                            7,155

Partners' Deficit
   General partners                                            $(1,895)
   Limited partners (158,582 units issued and
      outstanding)                                             (3,762)       (5,657)
                                                                            $ 2,682

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                Years Ended December 31,
                                                                  2004           2003
Revenues:
  Rental income                                                 $ 2,234         $ 2,214
  Other income                                                      201             217
     Total revenues                                               2,435           2,431

Expenses:
  Operating                                                       1,419           1,241
  General and administrative                                        217             307
  Depreciation                                                      456             454
  Interest                                                          587             593
  Property taxes                                                    177             174
     Total expenses                                               2,856           2,769

Loss from continuing operations                                    (421)           (338)
Loss from discontinued operations                                    --            (506)
Gain from sale of discontinued operations                            --           1,058
Net (loss) income (Note E)                                       $ (421)         $ 214

Net (loss) income allocated to general partners (4%)             $ (17)           $ 9
Net (loss) income allocated to limited partners (96%)              (404)            205
                                                                 $ (421)         $ 214
Per limited partnership unit:
Loss from continuing operations                                 $ (2.55)        $ (2.05)
Loss from discontinued operations                                    --           (3.07)
Gain from sale of discontinued operations                            --            6.41
Net (loss) income                                               $ (2.55)        $ 1.29

Distributions per limited partnership unit                        $ --          $ 1.91

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners     Total

Original capital contributions           158,945        $ 1       $79,473    $79,474

Partners' deficit at
   December 31, 2002                     158,582      $(1,887)    $(3,260)  $ (5,147)

Distributions to partners                     --           --        (303)      (303)

Net income for the year ended
   December 31, 2003                          --            9         205        214

Partners' deficit at
   December 31, 2003                     158,582       (1,878)     (3,358)    (5,236)

Net loss for the year ended
   December 31, 2004                          --          (17)       (404)      (421)

Partners' deficit at
   December 31, 2004                     158,582      $(1,895)    $(3,762)   $(5,657)

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2004         2003
Cash flows from operating activities:
  Net (loss) income                                              $ (421)       $ 214
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                          --       (1,058)
   Casualty loss                                                       5           --
   Depreciation                                                      456          590
   Loss on early extinguishment of debt                               --          332
   Amortization of loan costs                                         25           27
   Bad debt expense                                                   84          143
   Change in accounts:
      Receivables and deposits                                      (138)         (73)
      Other assets                                                    (1)         (38)
      Accounts payable                                               (55)          27
      Tenant security deposit liabilities                              4           (8)
      Due to affiliates                                              167           71
      Other liabilities                                               47          (56)
       Net cash provided by operating activities                     173          171

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                       --        1,651
  Property improvements and replacements                            (487)        (258)
       Net cash (used in) provided by investing activities          (487)       1,393

Cash flows from financing activities:
  Repayment of mortgage note payable                                  --       (1,047)
  Payments on mortgage notes payable                                (208)        (216)
  Distributions to partners                                           --         (303)
  Advances from affiliate                                            553           70
  Payments on advances from affiliate                                 --         (104)
       Net cash provided by (used in) financing activities           345       (1,600)

Net increase (decrease) in cash and cash equivalents                  31          (36)
Cash and cash equivalents at beginning of period                      52           88

Cash and cash equivalents at end of period                        $ 83         $ 52
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 549        $ 637

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. As of December 31, 2004, the Partnership owned two residential properties in Florida.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $62,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar terms, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $7,807,000.

Deferred Costs: Loan costs of approximately $338,000, less accumulated amortization of approximately $90,000, are included in other assets and are being amortized over the terms of the related loan agreements. Amortization expense, which is included in interest expense, is expected to be approximately $24,000 for both of the years 2005 and 2006, $23,000 in 2007, $22,000 in 2008, and $21,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $124,000 and $92,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense and loss from discontinued operations as incurred.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $122,000 and $146,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $195,000 and $237,000 for the years ended December 31, 2004 and 2003, respectively. These amounts are included in general and administrative expenses, investment properties, and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $32,000 and $18,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $228,000 of such fees were owed and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2004 and 2003, no special management fees were paid as no distributions from cash flow from operations were made.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $553,000 to fund operations and capital improvements at both of the Partnership's investment properties. Interest is accrued at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $10,000 for the year ended December 31, 2004. During the year ended December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $70,000 to fund operations at Ventura Landing Apartments. Interest on the advance was charged at the prime rate plus 2%. Interest expense for the year ended December 31, 2003 was approximately $3,000. During the year ended December 31, 2003, the Partnership repaid advances of approximately $104,000 and the associated accrued interest of approximately $3,000 from proceeds from the sale of West Chase Apartments. At December 31, 2004, the total amount of advances and accrued interest outstanding was approximately $563,000 and is included in due to affiliates. Subsequent to December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $112,000 to fund operating expenses at Ventura Landing Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no such commission was paid to the General Partner related to the 2003 sale of West Chase Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,941.50 limited partnership units (the "Units") in the Partnership representing 52.93% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.93% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Disposition of Investment Property

On September 29, 2003, the Partnership sold West Chase Apartments to a third party for a gross sale price of approximately $2,124,000. The net proceeds realized by the Partnership were approximately $1,651,000 after payment of closing costs of approximately $174,000 and a prepayment penalty of approximately $299,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $1,047,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $1,058,000, which is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, a loss of approximately $506,000 for the year ended December 31, 2003 is included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $474,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $332,000 due to the write off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note D - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                             Principal   Monthly                          Principal
                            Balance At   Payment     Stated                Balance
                             December   Including   Interest  Maturity      Due At
                                31,
         Property              2004      Interest     Rate      Date       Maturity
                                (in thousands)                          (in thousands)

Ventura Landing Apartments    $3,871       $ 34      7.54%      07/21        $ --
Village Green Apartments       3,284          29     7.54%      08/21           --
      Total                   $7,155       $ 63                              $ --

The fixed rate mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005               225
                               2006               242
                               2007               261
                               2008               281
                               2009               303
                            Thereafter          5,843
                                               $7,155

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable loss (in thousands, except per unit data):

                                          2004          2003

Net (loss) income as reported          $  (421)      $   214
(Deduct) add: Deferred revenue and other
    liabilities                            (14)          (37)
Depreciation differences                   (21)           58
Prepayment penalty                          --          (299)
Gain on sale of property                    --          (592)
Other                                      (64)           99
Federal taxable loss                   $  (520)      $  (557)
Federal taxable loss per limited
  partnership unit                     $ (3.09)      $ (3.37)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2004 (in thousands):

Net liabilities as reported                          $(5,657)
Differences in basis of assets and liabilities
   Investment properties at cost                       3,108
   Accumulated depreciation                             (806)
   Other assets and liabilities                          276
   Syndication costs                                   8,597

Net assets - Federal tax basis                       $ 5,518

Note F - Investment Properties and Accumulated Depreciation



                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
         Description           Encumbrances     Land       Property      Acquisition
                              (in thousands)                           (in thousands)

Ventura Landing Apartments       $ 3,871       $ 282       $ 3,754         $ 2,435
Village Green Apartments           3,284          125        2,375           1,327
           Totals                $ 7,155       $ 407       $ 6,129         $ 3,762


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)
                                    Buildings
                                   And Related
                                    Personal              Accumulated    Date    Depreciable
      Description          Land     Property     Total    Depreciation Acquired     Life
                                                         (in thousands)
Ventura Landing            $ 282     $ 6,189     $ 6,471     $ 5,300    10/07/81   5-30 yrs
Apartments
Village Green Apartments     125      3,702       3,827       2,822    12/20/91   3-30 yrs
         Totals           $ 407     $ 9,891     $10,298     $ 8,122

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $ 9,844          $12,394
    Property improvements                           487              258
    Disposal of property                            (33)              --
    Sale of investment property                      --           (2,808)
Balance at end of year                          $10,298          $ 9,844

Accumulated Depreciation
Balance at beginning of year                    $ 7,694          $ 9,074
    Additions charged to expense                    456              590
    Disposal of property                            (28)              --
    Sale of investment property                      --           (1,970)
Balance at end of year                          $ 8,122          $ 7,694

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $13,406,000 and $12,942,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $8,928,000 and $8,451,000, respectively.

Note G - Casualty Events

In August 2004, Ventura Landing Apartments experienced damage from Hurricane Charley. As of December 31, 2004, the Partnership estimates damage of approximately $210,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

In September 2004, Ventura Landing Apartments experienced damage from Hurricane Frances. As of December 31, 2004, the Partnership estimates damage of approximately $37,000. The Partnership does not expect a casualty loss to result from the damage as the damaged assets were fully depreciated.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The general partner of the Registrant is ConCap Equities, Inc. (the "General Partner"). The names and ages of, as well as the positions and offices held by, the directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

              Entity                      Number of Units             Percentage

Cooper River Properties, LLC
  (an affiliate of AIMCO)                    17,056.00                  10.76%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    39,831.50                  25.12%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    27,054.00                  17.05%

Cooper River Properties LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO and its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $122,000 and $146,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations included in "Item 7. Financial Statements".

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $195,000 and $237,000 for the years ended December 31, 2004 and 2003, respectively. These amounts are included in general and administrative expenses, investment properties, and gain from sale of discontinued operations on the consolidated financial statements included in "Item 7. Financial Statements". The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $32,000 and $18,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $228,000 of such fees were owed and are included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2004 and 2003, no special management fees were paid as no distributions from cash flow from operations were made.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $553,000 to fund operations and capital improvements at both of the Partnership's investment properties. Interest is accrued at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $10,000 for the year ended December 31, 2004. During the year ended December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $70,000 to fund operations at Ventura Landing Apartments. Interest on the advance was charged at the prime rate plus 2%. Interest expense for the year ended December 31, 2003 was approximately $3,000. During the year ended December 31, 2003, the Partnership repaid advances of approximately $104,000 and the associated accrued interest of approximately $3,000 from proceeds from the sale of West Chase Apartments. At December 31, 2004, the total amount of advances and accrued interest outstanding was approximately $563,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements". Subsequent to December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $112,000 to fund operating expenses at Ventura Landing Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no such commission was paid to the General Partner related to the 2003 sale of West Chase Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 83,941.50 limited partnership units (the "Units") in the Partnership representing 52.93% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.93% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $32,000 and $47,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's quarterly reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $13,000 and $16,000 for 2004 and 2003, respectively.

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


                                    Date: March 30, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive     Date:  March 30, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice   Date:  March 30, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President             Date:  March 30, 2005
Stephen B. Waters

                        CONSOLIDATED CAPITAL PARTNERS III

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

Date: March 30, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap Equities,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

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

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
Date: March 30, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice     President    of    ConCap
                                    Equities,   Inc.,   equivalent  of
                                    the  chief  financial  officer  of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties III (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.