Form 10QSB
period 2005-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2005-08-15
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 99
   Receivables and deposits                                                      82
   Other assets                                                                 323
   Investment properties:
      Land                                                    $ 407
      Buildings and related personal property                 10,216
                                                              10,623
      Less accumulated depreciation                           (8,237)         2,386
                                                                            $ 2,890
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 18
   Tenant security deposit liabilities                                           66
   Accrued property taxes                                                        91
   Other liabilities                                                            170
   Due to affiliates (Note B)                                                 1,096
   Mortgage notes payable                                                     7,035

Partners' Deficit
   General partners                                           $(1,892)
   Limited partners (158,582 units issued and
      outstanding)                                            (3,694)        (5,586)
                                                                            $ 2,890

         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months              Six Months
                                              Ended June 30,           Ended June 30,
                                            2005         2004         2005        2004

Revenues:
  Rental income                            $ 630        $ 536       $ 1,256      $ 1,071
  Other income                                 41           51           87          109
  Casualty gain (Note C)                      106           --          106           --
      Total revenues                          777          587        1,449        1,180

Expenses:
  Operating                                   294          341          604          670
  General and administrative                   68           57          133          108
  Depreciation                                117          113          234          226
  Interest                                    159          146          316          291
  Property taxes                               46           44           91           88
      Total expenses                          684          701        1,378        1,383


Net income (loss)                           $ 93        $ (114)       $ 71       $ (203)

Net income (loss) allocated to
  general partners (4%)                     $ 4          $ (5)        $ 3         $ (8)
Net income (loss) allocated to
  limited partners (96%)                       89         (109)          68         (195)

                                            $ 93        $ (114)       $ 71       $ (203)
Net income (loss) per limited
 partnership unit                          $ 0.56      $ (0.69)      $ 0.43      $ (1.23)

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total


Original capital contributions         158,945         $ 1      $  79,473     $ 79,474

Partners' deficit
   at December 31, 2004                158,582       $(1,895)   $  (3,762)    $ (5,657)

Net income for the six months
   ended June 30, 2005                     --              3           68           71

Partners' deficit
   at June 30, 2005                    158,582       $(1,892)   $  (3,694)    $ (5,586)



         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net income (loss)                                               $ 71        $ (203)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                      234          226
   Amortization of loan costs                                         12           13
   Casualty gain                                                    (111)          --
   Change in accounts:
      Receivables and deposits                                        21            7
      Other assets                                                   (15)         (33)
      Accounts payable                                               (76)         (56)
      Tenant security deposit liabilities                              1            3
      Due to affiliates                                              123           69
      Accrued property taxes                                          91           88
      Other liabilities                                              (64)          20

       Net cash provided by operating activities                     287          134

Cash flows from investing activities:
  Property improvements and replacements                            (441)         (91)
  Insurance proceeds received                                        108           --
       Net cash used in investing activities                        (333)         (91)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (120)        (102)
  Advances from affiliate                                            182           51

       Net cash provided by (used in) financing activities            62          (51)

Net increase (decrease) in cash and cash equivalents                  16           (8)

Cash and cash equivalents at beginning of period                      83           52
Cash and cash equivalents at end of period                        $ 99         $ 44

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 292        $ 276

         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $67,000 and $58,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $134,000 and $78,000 for the six months ended June 30, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $46,000. No such fees were incurred for the six months ended June 30, 2004. The construction management service fees are calculated based on a percentage of additions to investment properties. At June 30, 2005, approximately $325,000 of such fees, including accrued interest of approximately $16,000, were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the six months ended June 30, 2005 and 2004, no special management fees were paid as no distributions from cash flow from operations were made.

During the six months ended June 30, 2005 and 2004, an affiliate of the General Partner advanced the Partnership approximately $182,000 and $51,000 to fund operations and capital improvements at Ventura Landing Apartments and certain audit related liabilities. Interest is accrued at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $26,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the total amount of advances and accrued interest was approximately $771,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the three and six months ended June 30, 2005, insurance proceeds of approximately $94,000 have been received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $94,000 for the three and six months ended June 30, 2005.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. During the six months ended June 30, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is reflected in operating expense.

In December 2004, Village Green Apartments experienced damage of approximately $22,000 from a laundry room fire. During the three and six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $14,000 to cover damage to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $12,000 for the three and six months ended June 30, 2005.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violate the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Ventura Landing Apartments (1)                96%        93%
        Orlando, Florida

      Village Green Apartments (2)                  97%        91%
        Altamonte Springs, Florida

(1) The General Partner attributes the increase in occupancy at Ventura Landing Apartments to improved economic conditions in the Orlando area.

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2005 was approximately $93,000 and $71,000, respectively, compared to net loss of approximately $114,000 and $203,000 for the three and six months ended June 30, 2004, respectively. The increase in net income for both the three and six months ended June 30, 2005 is primarily due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for both the three and six months ended June 30, 2005 is due to increases in rental income and casualty gain (see below), partially offset by a decrease in other income. Rental income increased for both the three and six months ended June 30, 2005 due to increases in occupancy and average rental rates and reduced bad debt expense at both of the Partnership's investment properties. Other income decreased for both the three and six months ended June 30, 2005 primarily due to decreases in lease cancellation fees and late charges at Ventura Landing Apartments and laundry income at both properties.

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the three and six months ended June 30, 2005, insurance proceeds of approximately $94,000 have been received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $94,000 for the three and six months ended June 30, 2005.

In December 2004, Village Green Apartments experienced damage of approximately $22,000 from a laundry room fire. During the three and six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $14,000 to cover damage to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $12,000 for the three and six months ended June 30, 2005.

The decrease in total expenses for the three months ended June 30, 2005 is due to a decrease in operating expenses, partially offset by increases in interest and general and administrative expenses. Depreciation and property tax expenses remained relatively constant for the three months ended June 30, 2005. Total expenses remained relatively constant for the six months ended June 30, 2005 as increases in depreciation, interest, and general and administrative expenses were offset by a decrease in operating expenses. Property tax expense remained relatively constant for the six months ended June 30, 2005. The decrease in operating expenses for the three and six months ended June 30, 2005 is primarily due to decreases in contract maintenance and advertising expenses at both of the Partnership's investment properties, partially offset by increases in payroll related expenses at Village Green Apartments, telephone sales at Ventura Landing Apartments, management fees as a result of the increase in rental income at both properties, and clean up costs associated with the 2004 hurricane damage at both properties. The increase in interest expense for both periods is due to increases in interest on advances from an affiliate of the General Partner and interest on unpaid management reimbursements to the General Partner, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The increase in depreciation expense for the six months ended June 30, 2005 is due to property improvements and replacements placed into service at Ventura Landing Apartments during the past twelve months. The increase in general and administrative expenses for the three months ended June 30, 2005 is primarily due to an increase in professional expenses associated with the administration of the Partnership. General and administrative expenses increased for the six months ended June 30, 2005 primarily due to increases in management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. During the six months ended June 30, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is reflected in operating expense.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $99,000, compared to approximately $44,000 at June 30, 2004. The increase in cash and cash equivalents of approximately $16,000, from December 31, 2004, is due to approximately $287,000 of cash provided by operating activities and approximately $62,000 of cash provided by financing activities partially offset by approximately $333,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $94,000 of capital improvements at Village Green Apartments, consisting primarily of furniture and air conditioning unit upgrades and floor covering replacement. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $347,000 of capital improvements at Ventura Landing Apartments, consisting primarily of plumbing upgrades, sewer upgrades, floor covering replacement and construction related to the hurricane damage. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $7,035,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

There were no distributions made to the partners during the six months ended June 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,045.50 limited partnership units (the "Units") in the Partnership representing 53.00% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.00% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violate the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 15, 2005

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

10.51 Multifamily Note dated June 27, 2001 between Consolidated Capital Properties III, a California limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001).

10.52 Multifamily Note dated July 23, 2001 between ConCap Village Green Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001).

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


Date: August 15, 2005

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

Date: August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.