Form 10QSB
period 2005-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2005-11-14
CIK 317331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                 $ 129
   Receivables and deposits                                                      74
   Other assets                                                                 299
   Investment properties:
      Land                                                    $ 407
      Buildings and related personal property                 10,330
                                                              10,737
      Less accumulated depreciation                           (8,353)         2,384
                                                                            $ 2,886
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 32
   Tenant security deposit liabilities                                           61
   Accrued property taxes                                                       136
   Other liabilities                                                            205
   Due to affiliates (Note B)                                                 1,046
   Mortgage notes payable                                                     6,988

Partners' Deficit
   General partners                                           $(1,892)
   Limited partners (158,582 units issued and
      outstanding)                                            (3,690)        (5,582)
                                                                            $ 2,886


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2005       2004        2005       2004
Revenues:
  Rental income                                 $ 667       $ 572     $ 1,923     $ 1,643
  Other income                                      49          51        136         160
  Casualty gains (Note C)                           11          --        117          --
     Total revenues                                727         623      2,176       1,803

Expenses:
  Operating                                        341         393        945       1,063
  General and administrative                        60          64        193         172
  Depreciation                                     116         112        350         338
  Interest                                         161         145        477         436
  Property taxes                                    45          44        136         132
     Total expenses                                723         758      2,101       2,141

Net income (loss)                                $ 4       $ (135)      $ 75      $ (338)

Net income (loss) allocated to general
  partners (4%)                                  $ --       $ (5)       $ 3        $ (14)
Net income (loss) allocated to limited
  partners (96%)                                     4        (130)        72        (324)

                                                 $ 4       $ (135)      $ 75      $ (338)
Net income (loss) per limited partnership
 unit                                           $ 0.03     $ (0.82)    $ 0.45     $ (2.04)

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         158,945         $ 1      $  79,473     $ 79,474

Partners' deficit
   at December 31, 2004                158,582       $(1,895)   $  (3,762)    $ (5,657)

Net income for the nine months
   ended September 30, 2005                --              3           72           75

Partners' deficit
   at September 30, 2005               158,582       $(1,892)   $  (3,690)    $ (5,582)


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net income (loss)                                               $ 75        $ (338)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                      350          338
   Amortization of loan costs                                         18           19
   Casualty gain                                                    (122)          --
   Bad debt expense                                                   14           63
   Change in accounts:
      Receivables and deposits                                        15          (68)
      Other assets                                                     3          (26)
      Accounts payable                                               (86)         (34)
      Tenant security deposit liabilities                             (4)           5
      Accrued property taxes                                         136          132
      Due to affiliates                                               73          115
      Other liabilities                                              (29)          14

       Net cash provided by operating activities                     443          220

Cash flows from investing activities:
  Insurance proceeds received                                        119           --
  Property improvements and replacements                            (531)        (333)

       Net cash used in investing activities                        (412)        (333)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (167)        (154)
  Advances from affiliate                                            182          299

       Net cash provided by financing activities                      15          145

Net increase in cash and cash equivalents                             46           32

Cash and cash equivalents at beginning of period                      83           52
Cash and cash equivalents at end of period                        $ 129        $ 84

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 421        $ 434

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 24         $ --


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $89,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $177,000 and $131,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $47,000 and $9,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At September 30, 2005, approximately $259,000 of such fees were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2005 and 2004, no special management fees were paid as no distributions from cash flow from operations were made.

During the nine months ended September 30, 2005 and 2004, an affiliate of the General Partner advanced the Partnership approximately $182,000 and $299,000, respectively to fund operations and capital improvements at both of the Partnership's investment properties and professional fees. Interest is accrued at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $42,000 and $2,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the total amount of advances and accrued interest was approximately $787,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the nine months ended September 30, 2005, insurance proceeds of approximately $105,000 have been received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $105,000 for the nine months ended September 30, 2005.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. During the nine months ended September 30, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is reflected in operating expense.

In December 2004, Village Green Apartments experienced damage of approximately $22,000 from a laundry room fire. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $14,000 to cover damage to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $12,000 for the nine months ended September 30, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material osts or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note E - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Ventura Landing Apartments to a third party for a purchase price of approximately $12,372,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage notes payable and investment property are approximately $3,780,000 and $1,458,000, respectively. The operating results of Ventura Landing Apartments for the three and nine months ended September 30, 2005 were income of approximately $53,000 and $226,000, respectively, which included revenues of approximately $384,000 and $1,179,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were losses of approximately $28,000 and $41,000, respectively, which included revenues of approximately $330,000 and $965,000, respectively.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Ventura Landing Apartments (1)                97%        94%
        Orlando, Florida

      Village Green Apartments (2)                  98%        93%
        Altamonte Springs, Florida

(1) The General Partner attributes the increase in occupancy at Ventura Landing Apartments to increased resident retention efforts and improved economic conditions in the Orlando area.

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $4,000 and $75,000, respectively. The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $135,000 and $338,000, respectively. The increase in net income for both the three and nine months ended September 30, 2005 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the three months ended September 30, 2005 is due to an increase in rental income and the recognition of a casualty gain during 2005 (as discussed below). Other income remained relatively constant for the three months ended September 30, 2005. The increase in total revenues for the nine months ended September 30, 2005 is due to an increase in rental income and the recognition of casualty gains during 2005, partially offset by a decrease in other income. Rental income increased for both the three and nine months ended September 30, 2005 primarily due to increases in occupancy and average rental rates and reduced bad debt expense at both of the Partnership's investment properties. Other income decreased for the nine months ended September 30, 2005 primarily due to decreases in lease cancellation fees at Ventura Landing Apartments and late charges at both properties.

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the nine months ended September 30, 2005, insurance proceeds of approximately $105,000 have been received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $105,000 for the nine months ended September 30, 2005.

In December 2004, Village Green Apartments experienced damage of approximately $22,000 from a laundry room fire. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $14,000 to cover damage to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $12,000 for the nine months ended September 30, 2005.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. During the nine months ended September 30, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is reflected in operating expense.

The decrease in total expenses for the three months ended September 30, 2005 is due to a decrease in operating expenses, partially offset by increases in depreciation and interest expenses. Both general and administrative and property tax expenses remained relatively constant for the three months ended September 30, 2005. The decrease in total expenses for the nine months ended September 30, 2005 is due to a decrease in operating expense, partially offset by increases in general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for both the three and nine months ended September 30, 2005. The decrease in operating expenses for the three months ended September 30, 2005 is primarily due to decreases in advertising expenses and clean up costs associated with the 2004 hurricane damage, partially offset by tenant application processing costs and management fees as a result of the increase in rental income at both of the Partnership's investment properties. The decrease in operating expenses for the nine months ended September 30, 2005 is primarily due to decreases in contract maintenance, advertising expenses and clean up costs associated with the 2004 hurricane damage at both of the Partnership's investment properties, partially offset by increases in payroll related expenses at Village Green Apartments and tenant application processing costs and management fees as a result of the increase in rental income at both properties. The increase in interest expense for both periods is due to increases in interest on advances from an affiliate of the General Partner and interest on unpaid management reimbursements to the General Partner, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The increase in depreciation expense for the three and nine months ended September 30, 2005 is due to property improvements and replacements placed into service at Ventura Landing Apartments during the past twelve months. General and administrative expenses increased for the nine months ended September 30, 2005 primarily due to increases in management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $129,000, compared to approximately $84,000 at September 30, 2004. The increase in cash and cash equivalents of approximately $46,000, from December 31, 2004, is due to approximately $443,000 of cash provided by operating activities and approximately $15,000 of cash provided by financing activities partially offset by approximately $412,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $127,000 of capital improvements at Village Green Apartments, consisting primarily of furniture, air conditioning unit upgrades and floor covering replacement. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $428,000 of capital improvements at Ventura Landing Apartments, consisting primarily of roof replacement, plumbing upgrades, structural improvements, sewer upgrades, floor covering replacement and construction related to the hurricane damage. These improvements were funded from operations, insurance proceeds, and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $6,988,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Ventura Landing Apartments to a third party for a purchase price of approximately $12,372,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage notes payable and investment property are approximately $3,780,000 and $1,458,000, respectively. The operating results of Ventura Landing Apartments for the three and nine months ended September 30, 2005 were income of approximately $53,000 and $226,000, respectively, which included revenues of approximately $384,000 and $1,179,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were losses of approximately $28,000 and $41,000, respectively, which included revenues of approximately $330,000 and $965,000, respectively.

There were no distributions made to the partners during the nine months ended September 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,051.50 limited partnership units (the "Units") in the Partnership representing 53.00% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.00% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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


Date: November 14, 2005

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

Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005



                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.