Form 10KSB
period 2005-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2006-03-28
CIK 317331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10273

CONSOLIDATED CAPITAL PROPERTIES III

(Name of small business issuer in its charter)

California	94-2653686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $2,925,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1980, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner.  In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC.  In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  In 1990, as part of CCEC's reorganization plan, Concap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships.  The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990.  As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.  CEI is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership is engaged in the business of operating and holding real estate properties for investment. At December 31, 2005, the Partnership owned two apartment complexes.  Prior to 2004, the Partnership disposed of twenty-eight properties, two of which were reacquired through foreclosure.  See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

The Partnership has no employees.  Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  An affiliate of the General Partner has been providing such property management services.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

(1)

Property is held by a limited partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Ventura Landing
Apartments	$ 6,793	$ 5,357	5-30 yrs	S/L	$ 1,487
Village Green
Apartments	4,004	3,111	3-30 yrs	S/L	3,051
Total	$10,797	$ 8,468			$ 4,538

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005 (1)	Rate	Amortized(2)	Date	Maturity (2)
	(in thousands)				(in thousands)

Ventura Landing
Apartments	$ 3,749	7.54%	20 yrs	07/21	$ --
Village Green
Apartments	3,181	7.54%	20 yrs	08/21	--

Totals	$ 6,930				$ --

(1)

See "Note C – Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about the loans.

(2)

The mortgage is scheduled to be fully amortized at maturity.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Ventura Landing Apartments (1)	$7,874	$7,176	97%	94%
Village Green Apartments (2)	7,726	6,964	98%	94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property are as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Ventura Landing Apartments	$102	2.30%
Village Green Apartments	75	1.92%

Capital Improvements

Village Green Apartments

During the year ended December 31, 2005, the Partnership completed approximately $162,000 in capital expenditures at Village Green Apartments consisting primarily of air conditioning unit upgrades, floor covering replacement and construction related to the fire, as discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation”. These improvements were funded from operations and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

During the year ended December 31, 2005, the Partnership completed approximately $453,000 in capital expenditures at Ventura Landing Apartments consisting primarily of roof replacement, structural upgrades, plumbing fixtures, sewer upgrades, appliance and floor covering replacements and construction related to the hurricane damage, as discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation”. These improvements were funded from operations, insurance proceeds and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be made only to the extent of cash available from operations, Partnership reserves, or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units (the “Units”) aggregating $79,473,000.  In addition, the General Partner contributed a total of $1,000 to the Partnership.  The Partnership currently has 4,524 holders of record owning an aggregate of 158,582 Units.  Affiliates of the General Partner owned 84,051.50 Units or 53.00% at December 31, 2005.

There were no distributions made to the partners during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings.  The Partnership's cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,051.50 Units in the Partnership representing 53.00% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $63,000, as compared to net loss of approximately $421,000 for the year ended December 31, 2004. The increase in net income is due to an increase in total revenues.  The increase in total revenues is due to an increase in rental income and the recognition of casualty gains during 2005 (as discussed below).  Rental income increased primarily due to increases in occupancy and average rental rates and reduced bad debt expense at both of the Partnership’s investment properties.  Other income remained relatively constant for the comparable periods.

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the year ended December 31, 2005, insurance proceeds of approximately $105,000 have been received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $105,000 for the year ended December 31, 2005.

In December 2004, Village Green Apartments experienced damage of approximately $22,000 from a laundry room fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $14,000 to cover damage to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $12,000 for the year ended December 31, 2005.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty loss of approximately $5,000 for the year ended December 31, 2004, which is included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”. During the year ended December 31, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is reflected as a reduction of operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Total expenses remained relatively constant for the comparable periods as increases in interest, depreciation, and general and administrative expenses were offset by a decrease in operating expenses.  Property tax expense remained relatively constant for the comparable periods. The increase in interest expense is primarily due to increases in interest on amounts payable to affiliates of the General Partner, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans.  The increase in depreciation expense is due to property improvements and replacements placed into service at Ventura Landing Apartments during the past twelve months. The decrease in operating expenses is primarily due to decreases in advertising expenses and clean up expenses associated with the 2004 hurricane damage at Ventura Landing Apartments, partially offset by increases in payroll related expenses at Village Green Apartments, utility expenses and management fees as a result of the increase in rental income at both properties, and cleanup expenses associated with minor damage from Hurricane Wilma in November 2005 at Ventura Landing Apartments. General and administrative expenses increased primarily due to increases in the management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership.  Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $89,000, compared to approximately $83,000 at December 31, 2004.  The increase in cash and cash equivalents of approximately $6,000 is due to approximately $513,000 of cash provided by operating activities, partially offset by approximately $496,000 of cash used in investing activities and approximately $11,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $6,930,000 requires monthly payments of principal and interest until the loans mature between July and August 2021, at which time the loans are scheduled to be fully amortized.

Subsequent to December 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Ventura Landing Apartments to a third party for a purchase price of approximately $11,862,000. The anticipated closing date for the transaction is March 31, 2006. At December 31, 2005, the carrying amounts of the mortgage note payable and investment property for Ventura Landing Apartments are approximately $3,749,000 and $1,436,000, respectively. The operating results of Ventura Landing Apartments for the years ended December 31, 2005 and 2004 were income of approximately $256,000 and loss of approximately $17,000, respectively, which included revenues of approximately $1,570,000 and $1,295,000, respectively.

There were no distributions made to the Partners during the years ended December 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,051.50 Units in the Partnership representing 53.00% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  Management believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties III

We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties III as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 89
Receivables and deposits		87
Other assets		278
Investment properties (Notes C and E):
Land	$ 407
Buildings and related personal property	10,390
	10,797
Less accumulated depreciation	(8,468)	2,329
		$ 2,783

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 48
Tenant security deposit liabilities		67
Other liabilities		203
Due to affiliates (Note B)		1,129
Mortgage notes payable (Note C)		6,930

Partners' Deficit
General partners	$(1,892)
Limited partners (158,582 units issued and
outstanding)	(3,702)	(5,594)
		$ 2,783

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 2,610	$ 2,234
Other income	198	201
Casualty gains (Note F)	117	--
Total revenues	2,925	2,435

Expenses:
Operating	1,336	1,419
General and administrative	249	217
Depreciation	465	456
Interest	639	587
Property taxes	173	177
Total expenses	2,862	2,856

Net income (loss) (Note D)	$ 63	$ (421)

Net income (loss) allocated to general partners (4%)	$ 3	$ (17)
Net income (loss) allocated to limited partners (96%)	60	(404)
	$ 63	$ (421)

Net income (loss) per limited partnership unit	$ 0.38	$ (2.55)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$79,473	$79,474

Partners' deficit at
December 31, 2003	158,582	$(1,878)	$(3,358)	$ (5,236)

Net loss for the year ended
December 31, 2004	--	(17)	(404)	(421)

Partners' deficit at
December 31, 2004	158,582	(1,895)	(3,762)	(5,657)

Net income for the year ended
December 31, 2005	--	3	60	63

Partners' deficit at
December 31, 2005	158,582	$(1,892)	$(3,702)	$(5,594)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 63	$ (421)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Casualty (gain) loss	(122)	5
Depreciation	465	456
Amortization of loan costs	24	25
Bad debt expense	18	84
Change in accounts:
Receivables and deposits	(2)	(138)
Other assets	18	(1)
Accounts payable	(46)	(55)
Tenant security deposit liabilities	2	4
Due to affiliates	124	167
Other liabilities	(31)	47
Net cash provided by operating activities	513	173

Cash flows from investing activities:
Insurance proceeds received	119	--
Property improvements and replacements	(615)	(487)
Net cash used in investing activities	(496)	(487)

Cash flows from financing activities:
Payments on mortgage notes payable	(225)	(208)
Advances from affiliate	214	553
Net cash (used in) provided by financing activities	(11)	345

Net increase in cash and cash equivalents	6	31
Cash and cash equivalents at beginning of period	83	52

Cash and cash equivalents at end of period	$ 89	$ 83

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 554	$ 549

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties.  The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI").  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.  As of December 31, 2005, the Partnership owned two residential properties in Florida.

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

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of ConCap Village Green Associates, Ltd.  The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership.  All intercompany transactions have been eliminated.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Cash and Cash Equivalents: Includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $75,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $7,409,000.

Deferred Costs: Loan costs of approximately $338,000, less accumulated amortization of approximately $114,000, are included in other assets and are being amortized over the terms of the related loan agreements. Amortization expense was approximately $24,000 and $25,000 for the years ended December 31, 2005 and 2004, respectively. Amortization expense, which is included in interest expense, is expected to be approximately $24,000 in 2006, $23,000 in 2007, $22,000 in 2008, $21,000 in 2009, and $20,000 in 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $63,000 and $124,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $141,000 and $122,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $228,000 and $195,000 for the years ended December 31, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $57,000 and $32,000, respectively. At December 31, 2005, approximately $291,000 of such fees were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the years ended December 31, 2005 and 2004, no special management fees were paid as no distributions from cash flow from operations were made.

During the years ended December 31, 2005 and 2004, an affiliate of the General Partner advanced the Partnership approximately $214,000 and $553,000, respectively, to fund operations and capital improvements at both of the Partnership’s investment properties and professional fees.  Interest is accrued at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $61,000 and $10,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the total amount of advances and accrued interest outstanding was approximately $838,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,051.50 limited partnership units (the “Units”) in the Partnership representing 53.00% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Ventura Landing Apartments	$3,749	$ 34	7.54%	07/21	$ --
Village Green Apartments	3,181	29	7.54%	08/21	--
Total	$6,930	$ 63			$ --

The fixed rate mortgage notes payable are nonrecourse and are secured by pledge of the Partnership’s properties and by pledge of revenues from the respective rental properties. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 242
2007	261
2008	281
2009	303
2010	327
Thereafter	5,516
$6,930

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):

	2005	2004

Net income (loss) as reported	$ 63	$ (421)
(Deduct) add:
Deferred revenue and other
Liabilities	(25)	(14)
Depreciation differences	(28)	(21)
Other	7	(64)
Casualty gain	(88)	--
Federal taxable loss	$ (71)	$ (520)
Federal taxable income (loss) per
limited partnership unit (1)	$ 1.73	$ (3.09)

(1)

For 2005, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2005 (in thousands):

Net liabilities as reported	$(5,594)
Differences in basis of assets and liabilities
Investment properties at cost	3,160
Accumulated depreciation	(952)
Other assets and liabilities	235
Syndication costs	8,597
Net assets – Federal tax basis	$ 5,446

Note E – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Ventura Landing Apartments	$ 3,749	$ 282	$ 3,754	$ 2,757
Village Green Apartments	3,181	125	2,375	1,504
Totals	$ 6,930	$ 407	$ 6,129	$ 4,261

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Ventura Landing Apartments	$ 282	$ 6,511	$ 6,793	$ 5,357	10/07/81	5-30 yrs
Village Green Apartments	125	3,879	4,004	3,111	12/20/91	3-30 yrs
Totals	$ 407	$10,390	$10,797	$ 8,468

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$10,298	$ 9,844
Property improvements	615	487
Disposal of property	(116)	(33)
Balance at end of year	$10,797	$10,298
Accumulated Depreciation
Balance at beginning of year	$ 8,122	$ 7,694
Additions charged to expense	465	456
Disposal of property	(119)	(28)
Balance at end of year	$ 8,468	$ 8,122

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $13,958,000 and $13,406,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $9,420,000 and $8,928,000, respectively.

Note F – Casualty Events

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the year ended December 31, 2005, insurance proceeds of approximately $105,000 have been received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $105,000 for the year ended December 31, 2005.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty loss of approximately $5,000 for the year ended December 31, 2004, which is included in operating expenses. During the year ended December 31, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is reflected as a reduction of operating expenses.

In December 2004, Village Green Apartments experienced damage of approximately $22,000 from a laundry room fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $14,000 to cover damage to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $12,000 for the year ended December 31, 2005.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note H – Subsequent Event

Subsequent to December 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Ventura Landing Apartments to a third party for a purchase price of approximately $11,862,000. The anticipated closing date for the transaction is March 31, 2006. At December 31, 2005, the carrying amounts of the mortgage note payable and investment property for Ventura Landing Apartments are approximately $3,749,000 and $1,436,000, respectively. The operating results of Ventura Landing Apartments for the years ended December 31, 2005 and 2004 were income of approximately $256,000 and loss of approximately $17,000, respectively, which included revenues of approximately $1,570,000 and $1,295,000, respectively.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers.  The general partner of the Registrant is ConCap Equities, Inc. (the “General Partner”). The names and ages of, as well as the positions and offices held by, the directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2005.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	17,056.00	10.76%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	39,831.50	25.12%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	27,164.00	17.12%

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $141,000 and $122,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $228,000 and $195,000 for the years ended December 31, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment properties on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $57,000 and $32,000, respectively. At December 31, 2005, approximately $291,000 of such fees were owed to affiliates of the General Partner and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the years ended December 31, 2005 and 2004, no special management fees were paid as no distributions from cash flow from operations were made.

During the years ended December 31, 2005 and 2004, an affiliate of the General Partner advanced the Partnership approximately $214,000 and $553,000, respectively, to fund operations and capital improvements at both of the Partnership’s investment properties and professional fees.  Interest is accrued at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $61,000 and $10,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the total amount of advances and accrued interest outstanding was approximately $838,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,051.50 Units in the Partnership representing 53.00% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $32,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $11,000 and $13,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
Stephen B. Waters

CONSOLIDATED CAPITAL PARTNERS III

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

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

10.52

Multifamily Note dated July 23, 2001 between ConCap Village Green Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.)

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

Date: March 28, 2006

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

Date: March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties III (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.