Form 10QSB
period 2006-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2006-05-15
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 6,824
Receivables and deposits		147
Other assets		171
Investment property:
Land	$ 125
Buildings and related personal property	4,018
	4,143
Less accumulated depreciation	(3,183)	960
		$ 8,102
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 156
Tenant security deposit liabilities		34
Accrued property taxes		21
Other liabilities		216
Due to affiliates (Note B)		1,174
Mortgage note payable		3,154

Partners' (Deficiency) Capital
General partners	$(1,534)
Limited partners (158,582 units issued and
outstanding)	4,881	3,347
		$ 8,102

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 323	$ 292
Other income	35	25
Total revenues	358	317

Expenses:
Operating	165	137
General and administrative	59	65
Depreciation	72	70
Interest	89	81
Property taxes	21	20
Total expenses	406	373

Loss from continuing operations	(48)	(56)
(Loss) income from discontinued operations (Notes A and C)	(948)	34
Gain from sale of discontinued operations (Note C)	9,937	--
Net income (loss)	$ 8,941	$ (22)

Net income (loss) allocated to general partners (4%)	$ 358	$ (1)
Net income (loss) allocated to limited partners (96%)	8,583	(21)
	$ 8,941	$ (22)

Per limited partnership unit:
Loss from continuing operations	$ (0.30)	$ (0.34)
(Loss) income from discontinued operations	(5.74)	0.21
Gain from sale of discontinued operations	60.16	--
Net income (loss)	$ 54.12	$ (0.13)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2005	158,582	$(1,892)	$ (3,702)	$ (5,594)

Net income for the three
months ended March 31, 2006	--	358	8,583	8,941

Partners' (deficiency) capital
at March 31, 2006	158,582	$(1,534)	$ 4,881	$ 3,347

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 8,941	$ (22)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain from sale of discontinued operations	(9,937)	--
Casualty loss	--	(5)
Depreciation	121	117
Amortization of loan costs	6	6
Loss on early extinguishment of debt	960	--
Change in accounts:
Receivables and deposits	(60)	28
Other assets	(13)	(44)
Due to affiliates	27	61
Accounts payable	84	(57)
Tenant security deposit liabilities	(33)	(8)
Accrued property taxes	21	45
Other liabilities	(49)	(50)

Net cash provided by operating activities	68	71

Cash flows from investing activities:
Property improvements and replacements	(153)	(144)
Net proceeds from sale of discontinued operations	10,578	--

Net cash provided by (used in) investing activities	10,425	(144)

Cash flows from financing activities:
Payments on mortgage notes payable	(59)	(64)
Repayment of mortgage note payable	(3,717)	--
Advances from affiliate	18	112

Net cash (used in) provided by financing activities	(3,758)	48

Net increase (decrease) in cash and cash equivalents	6,735	(25)
Cash and cash equivalents at beginning of period	89	83
Cash and cash equivalents at end of period	$ 6,824	$ 58
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 165	$ 159
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 24	$ 141

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Ventura Landing Apartments as income from discontinued operations due to its sale on March 31, 2006 (see Note C).

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The partnership agreement (“Partnership Agreement”) provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $36,000 and $33,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $44,000 and $80,000 for the three months ended March 31, 2006 and 2005, respectively.  These amounts are included in general and administrative expenses, investment property, and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $18,000 and $34,000, respectively.  At March 31, 2006, approximately $298,000 of such fees were owed to affiliates of the General Partner and are included in due to affiliates. These accrued fees were repaid subsequent to March 31, 2006 from proceeds from the sale of Ventura Landing Apartments.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the three months ended March 31, 2006 and 2005, no special management fees were paid as no distributions from cash flow from operations were made.

During the three months ended March 31, 2006 and 2005, an affiliate of the General Partner advanced the Partnership approximately $18,000 and $112,000 to fund operations and capital improvements at both investment properties. Interest is accrued at the prime rate plus 2% (9.75% at March 31, 2006).  Interest expense was approximately $20,000 and $11,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the total amount of advances and accrued interest was approximately $876,000 and is included in due to affiliates.  The outstanding advances and accrued interest were repaid subsequent to March 31, 2006 from proceeds from the sale of Ventura Landing Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as  other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $35,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,937,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, income of approximately $12,000 and $34,000 for the three months ended March 31, 2006 and 2005, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $380,000 and $355,000, respectively.

Note D – Casualty Event

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. During the three months ended March 31, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is reflected in operating expense.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Note F – Subsequent Event

Subsequent to March 31, 2006, the Partnership distributed approximately $5,119,000 to the limited partners ($32.28 per limited partnership unit) from proceeds from the sale of Ventura Landing Apartments.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Village Green Apartments	97%	96%
Altamonte Springs, Florida

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $8,941,000 as compared to a net loss of approximately $22,000 for the three months ended March 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Ventura Landing Apartments as income from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,937,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, income of approximately $12,000 and $34,000 for the three months ended March 31, 2006 and 2005, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $380,000 and $355,000, respectively.

Excluding the discontinued operations and gain on sale, the Partnership’s loss from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $48,000 and $56,000, respectively.  The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is primarily due to increases in occupancy and the average rental rate at Village Green Apartments.  The increase in other income is primarily due to an increase in resident utility reimbursements.

The increase in total expenses is due to increases in operating and interest expenses, partially offset by a decrease in general and administrative expenses.  Both depreciation and property tax expense remained relatively constant for the comparable periods.  The increase in operating expenses is due to increases in advertising, insurance expense as a result of an increased hazard insurance premium, and management fees as a result of the increase in rental income at Village Green Apartments. Interest expense increased primarily due to an increase in interest expense on advances from an affiliate of the Corporate General Partner. The decrease in general and administrative expenses is due to a decrease in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by increases in professional expenses associated with the administration of the Partnership.  Also included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006 the Partnership had cash and cash equivalents of approximately  $6,824,000, compared to approximately $58,000 at March 31, 2005.  The increase in cash and cash equivalents of approximately $6,735,000, from December 31, 2005, is due to approximately $10,425,000 and $68,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $3,758,000 of cash used in financing activities.  Cash provided by investing activities consisted of net proceeds from the sale of Ventura Landing Apartments, partially offset by property improvements and replacements.  Cash used in financing activities consisted of the repayment of the mortgage encumbering Ventura Landing Apartments and payments of principal made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $139,000 of capital improvements at Village Green Apartments, consisting primarily of plumbing upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $38,000 of capital improvements at Ventura Landing Apartments, consisting primarily of balcony upgrades and floor covering replacement.  These improvements were funded from operations. The Partnership sold Ventura Landing Apartments to a third party on March 31, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $3,154,000 requires monthly payments of principal and interest until the loan matures in August 2021, at which time the loan is scheduled to be fully amortized.

There were no distributions made to the partners during the three months ended March 31, 2006 or 2005.  Subsequent to March 31, 2006, the Partnership distributed approximately $5,119,000 to the limited partners ($32.28 per limited partnership unit) from proceeds from the sale of Ventura Landing Apartments. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,051.50 limited partnership units (the "Units") in the Partnership representing 53.00% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 53.00% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole

stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

10.53

Purchase and Sale Contract between Consolidated Capital Properties III, a California  limited  partnership,  and the affiliated Selling  Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005 and incorporated by reference to Exhibit 10.53 to the Registrant’s Current Report on Form 8-K dated November 2, 2005.

10.54

Second Amendment to Purchase and Sale Contract between Consolidated  Capital Properties III, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California  limited liability  company, dated February 9, 2006 and incorporated by reference to Exhibit 10.54 to the Registrant’s Current Report on Form 8-K dated February 9, 2006.

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.