Form 10QSB
period 2006-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2006-08-10
CIK 317331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 460
Receivables and deposits		50
Other assets		169
Investment property:
Land	$ 125
Buildings and related personal property	4,077
	4,202
Less accumulated depreciation	(3,257)	945
		$ 1,624
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 10
Tenant security deposit liabilities		37
Accrued property taxes		41
Other liabilities		140
Mortgage note payable		3,127

Partners' Deficit
General partners	$(1,533)
Limited partners (158,582 units issued and
outstanding)	(198)	(1,731)
		$ 1,624

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 325	$ 302	$ 648	$ 594
Other income	56	23	91	48
Casualty gain (Note D)	--	12	--	12
Total revenues	381	337	739	654

Expenses:
Operating	196	143	361	280
General and administrative	53	68	112	133
Depreciation	74	70	146	140
Interest	63	84	152	165
Property taxes	20	21	41	41
Total expenses	406	386	812	759

Loss from continuing operations	(25)	(49)	(73)	(105)
Income (loss) from discontinued
operations (Notes A and C)	--	142	(948)	176
Gain from sale of discontinued
operations (Note C)	66	--	10,003	--
Net income	$ 41	$ 93	$ 8,982	$ 71
Net income allocated to general
partners (4%)	$ 2	$ 4	$ 359	$ 3
Net income allocated to limited
partners (96%)	39	89	8,623	68
	$ 41	$ 93	$ 8,982	$ 71
Per limited partnership unit:
Loss from continuing operations	$ (0.15)	$ (0.30)	$ (0.44)	$ (0.64)
Income (loss) from discontinued
operations	--	0.86	(5.74)	1.07
Gain from sale of discontinued
operations	0.40	--	60.56	--

Net income	$ 0.25	$ 0.56	$ 54.38	$ 0.43
Distributions per limited
partnership unit	$ 32.28	$ --	$ 32.28	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2005	158,582	$(1,892)	$ (3,702)	$ (5,594)

Distributions to partners	--	--	(5,119)	(5,119)

Net income for the six months
ended June 30, 2006	--	359	8,623	8,982

Partners' deficit
at June 30, 2006	158,582	$(1,533)	$ (198)	$ (1,731)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 8,982	$ 71
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Gain from sale of discontinued operations	(10,003)	--
Depreciation	195	234
Amortization of loan costs	9	12
Loss on early extinguishment of debt	960	--
Casualty gain	--	(111)
Change in accounts:
Receivables and deposits	37	21
Other assets	(14)	(15)
Accounts payable	(38)	(76)
Tenant security deposit liabilities	(30)	1
Due to affiliates	(362)	123
Accrued property taxes	41	91
Other liabilities	(59)	(64)

Net cash (used in) provided by operating activities	(282)	287

Cash flows from investing activities:
Property improvements and replacements	(236)	(441)
Net proceeds from sale of discontinued operations	10,578	--
Insurance proceeds received	--	108
Net cash provided by (used in) investing activities	10,342	(333)

Cash flows from financing activities:
Payments on mortgage notes payable	(86)	(120)
Repayment of mortgage note payable	(3,717)	--
Advances from affiliate	18	182
Repayment of advances from affiliate	(785)	--
Distributions to partners	(5,119)	--

Net cash (used in) provided by financing activities	(9,689)	62

Net increase in cash and cash equivalents	371	16

Cash and cash equivalents at beginning of period	89	83
Cash and cash equivalents at end of period	$ 460	$ 99

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 316	$ 292

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Ventura Landing Apartments as income from discontinued operations due to its sale on March 31, 2006 (see Note C).

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $54,000 and $67,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in operating expenses and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $70,000 and $134,000 for the six months ended June 30, 2006 and 2005, respectively.  These amounts are included in general and administrative expenses, investment property, and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $21,000 and $46,000, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the six months ended June 30, 2006 and 2005, no special management fees were paid as no distributions from cash flow from operations were made.

During the six months ended June 30, 2006 and 2005, an affiliate of the General Partner advanced the Partnership approximately $18,000 and $182,000 to fund operations and capital improvements at both investment properties. Interest was accrued at the prime rate plus 2%.  Interest expense was approximately $21,000 and $26,000 for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, the Partnership repaid the outstanding advances and accrued interest of approximately $877,000. There were no such payments made on outstanding advances during the six months ended June 30, 2005. At June 30, 2006, there were no outstanding advances or associated accrued interest owed to an affiliate of the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $48,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $35,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 for the six months ended June 30, 2006 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in the loss from discontinued operations for the six months ended June 30, 2006 is approximately $12,000 of income including revenues of approximately $380,000. Included in income from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $142,000 and $176,000, respectively, including revenues of approximately $440,000 and $795,000 respectively.

During the three months ended June 30, 2006, certain accruals of approximately $66,000 established during the three months ended March 31, 2006 related to the sale of Ventura Landing Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

Note D – Casualty Events

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the three and six months ended June 30, 2005, insurance proceeds of approximately $94,000 were received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $94,000 for the three and six months ended June 30, 2005 which is included in income (loss) from discontinued operations.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. During the six months ended June 30, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is included in operating expenses.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Village Green Apartments	96%	97%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2006 was approximately $41,000 and $8,982,000, respectively, compared to net income of approximately $93,000 and $71,000 for the three and six months ended June 30, 2005, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Ventura Landing Apartments as income from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The

Partnership realized a gain of approximately $10,003,000 for the six months ended June 30, 2006 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in the loss from discontinued operations for the six months ended June 30, 2006 is approximately $12,000 of income including revenues of approximately $380,000. Included in income from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $142,000 and $176,000, respectively, including revenues of approximately $440,000 and $795,000 respectively.

During the three months ended June 30, 2006, certain accruals of approximately $66,000 established during the three months ended March 31, 2006 related to the sale of Ventura Landing Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

Excluding the income (loss) from discontinued operations and gain on sale, the Partnership’s loss from continuing operations for the three and six months ended June 30, 2006 was approximately $25,000 and $73,000, respectively, as compared to loss from continuing operations of approximately $49,000 and $105,000 for the three and six months ended June 30, 2005, respectively.  The decrease in loss from continuing operations for both periods is due to increases in total revenues, partially offset by increases in total expenses.  The increases in total revenues is primarily due to increases in both rental and other income.  The increase in total revenues for both the three and six months ended June 30, 2006 was partially offset by a decrease in casualty gain (as discussed below). The increase in rental income for both periods is primarily due to an increase in the average rental rate partially offset by a decrease in occupancy at Village Green Apartments.  The increase in other income for both periods is primarily due to increases in interest income due to higher average cash balances in interest bearing accounts and lease cancellation fees at the property.

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the three and six months ended June 30, 2005, insurance proceeds of approximately $94,000 were received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $94,000 for the three and six months ended June 30, 2005 which is included in income (loss) from discontinued operations.

In September 2004, Village Green Apartments experienced damage from Hurricane Frances. During the six months ended June 30, 2005, the Partnership recognized a casualty gain of approximately $5,000 due to a change in the estimated building damages at the property, which is included in operating expenses.

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

The increase in total expenses for both the three and six months ended June 30, 2006 is due to an increase in operating expenses, partially offset by decreases in interest and general and administrative expenses. Property tax and depreciation expenses remained relatively constant for the comparable periods.  The increase in operating expenses for both periods is primarily due to increases in insurance expense as a result of an increased hazard insurance premium, advertising expenses and utility expenses at the Partnership’s investment property. Interest expense decreased for both periods primarily due to a decrease in interest expense on advances from an affiliate of the General Partner. The decrease in general and administrative expenses for both the three and six months ended June 30, 2006 is due to a decrease in the management reimbursements to the General Partner as allowed under the Partnership Agreement. The decrease in general and administrative expenses for the six months ended June 30, 2006 was partially offset by increases in costs associated with the quarterly and annual communications with investors and regulatory agencies.  Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are professional expenses associated with the administration of the Partnership and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006 the Partnership had cash and cash equivalents of approximately  $460,000, compared to approximately $99,000 at June 30, 2005. The increase in cash and cash equivalents of approximately $371,000, from December 31, 2005, is due to approximately $10,342,000 of cash provided by investing activities partially offset by approximately $9,689,000 and $282,000 of cash used in financing and operating activities, respectively.  Cash provided by investing activities consisted of net proceeds from the sale of Ventura Landing Apartments, partially offset by property improvements and replacements.  Cash used in financing activities consisted of the repayment of the mortgage encumbering Ventura Landing Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership’s investment properties and repayments of advances received from an affiliate of the General Partner, partially offset by advances received from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Village Green Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $198,000 of capital improvements at Village Green Apartments, consisting primarily of plumbing upgrades, electrical upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $38,000 of capital improvements at Ventura Landing Apartments, consisting primarily of balcony upgrades and floor covering replacement.  These improvements were funded from operations. The Partnership sold Ventura Landing Apartments to a third party on March 31, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $3,127,000 requires monthly payments of principal and interest until the loan matures in August 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Sale (1)	$5,119	$ 32.28	$ --	$ --

(1)

From proceeds from the March 2006 sale of Ventura Landing Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,051.50 limited partnership units (the "Units") in the Partnership representing 53.00% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 53.00% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date: August 10, 2006

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

Date: August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.