Form 10KSB
period 2006-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2007-03-16
CIK 317331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $1,861,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

By the end of fiscal year 1985, approximately 71% of the proceeds raised had been invested in twenty-eight properties.  Of the remaining 29%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 18% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. At December 31, 2006, the Partnership owned one apartment complex.  On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party. Prior to 2005, the Partnership disposed of twenty-eight properties, two of which were reacquired through foreclosure.  See "Item 2. Description of Property" below for a description of the Partnership's remaining property.

The Partnership has no employees.  Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  An affiliate of the General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property.  The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of the total apartment units in the United States and competition for the apartments is local.  In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand of similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos.  In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Item 6 - Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Village Green Apartments	12/20/91	Fee ownership subject to	Apartment
Altamonte Springs, Florida		a first mortgage (1)	164 units

(1)

Property is held by a limited partnership in which the Partnership owns a 99% interest.

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 for the year ended December 31, 2006 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Village Green
Apartments	$ 4,841	$ 3,425	3-30 yrs	S/L	$ 3,507

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006 (1)	Rate	Amortized(2)	Date	Maturity (2)
	(in thousands)				(in thousands)

Village Green
Apartments	$ 3,071	7.54%	20 yrs	08/21	$ --

(1)

See "Note C – Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the fixed rate loan and other specific details about the loan.

(2)

The mortgage is scheduled to be fully amortized at maturity.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Village Green Apartments	$ 8,618	$ 7,726	95%	98%

The General Partner attributes the decrease in occupancy at Village Green Apartments to the soft rental market in the Altamonte Springs area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area.  The General Partner believes that the Partnership's property is adequately insured.  The property is an apartment complex which leases units for terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Village Green Apartments	$ 99	1.86%

Capital Improvements

Village Green Apartments

During the year ended December 31, 2006, the Partnership completed approximately $837,000 of capital improvements at Village Green Apartments, consisting primarily of major landscaping, plumbing upgrades, fire safety upgrades, security equipment, swimming pool improvements, lighting enhancements, structural upgrades, and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Ventura Landing Apartments

During the year ended December 31, 2006, the Partnership completed approximately $38,000 of capital improvements at Ventura Landing Apartments, consisting primarily of balcony upgrades and floor covering replacement.  These improvements were funded from operations. The Partnership sold Ventura Landing Apartments to a third party on March 31, 2006.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves, or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units (the “Units”) aggregating $79,473,000.  In addition, the General Partner contributed a total of $1,000 to the Partnership.  The Partnership currently has 4,328 holders of record owning an aggregate of 158,572 Units.  During the year ended December 31, 2006, the number of Units decreased by 10 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.  Affiliates of the General Partner owned 88,463.50 Units or 55.79% at December 31, 2006.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31,2005	Unit

Sale (1)	$5,479	$ 34.55	$ --	$ --

(1)

 From proceeds from the March 2006 sale of Ventura Landing Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,463.50 Units in the Partnership representing 55.79% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $8,932,000, compared to net income of approximately $63,000 for the year ended December 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Ventura Landing Apartments as income from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 for the year ended December 31, 2006 as a result of the sale, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in the loss from discontinued operations for the year ended December 31, 2006 is approximately $12,000 of income, including revenues of approximately $380,000. Included in income from discontinued operations for the year ended December 31, 2005 are results of the property’s operations of approximately $256,000, including revenues of approximately $1,570,000.

The Partnership’s loss from continuing operations for the year ended December 31, 2006 was approximately $123,000 as compared to loss from continuing operations of approximately $193,000 for the year ended December 31, 2005.  The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to increases in both rental and other income, partially offset by a decrease in casualty gain (as discussed below). The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Village Green Apartments.  The increase in other income is primarily due to increases in interest income due to higher average cash balances in interest bearing accounts and an increase in lease cancellation fees at the Partnership’s investment property.

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the year ended December 31, 2005, insurance proceeds of approximately $105,000 were received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $105,000 for the year ended December 31, 2005, which is included in (loss) income from discontinued operations.

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

The increase in total expenses is due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expenses. The increase in operating expenses is primarily due to increases in insurance expense as a result of an increased hazard insurance premium, advertising expenses, and repair and maintenance expenses at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months. Property tax expense increased due to an increase in the assessed value of the Partnership’s investment property. Interest expense decreased primarily due to decreases in interest expense on advances from an affiliate of the General Partner and interest expense on unpaid management reimbursements to the General Partner as a result of lower average outstanding balances. The decrease in general and administrative expenses is primarily due to a decrease in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $27,000, compared to approximately $89,000 at December 31, 2005. The decrease in cash and cash equivalents of approximately $62,000 is due to approximately $9,743,000 and $105,000 of cash used in financing and operating activities, respectively, partially offset by approximately $9,786,000 of cash provided by investing activities.  Cash used in financing activities consisted of the repayment of the mortgage encumbering Ventura Landing Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership’s investment properties and payments on advances received from an affiliate of the General Partner, partially offset by advances received from an affiliate of the General Partner. Cash provided by investing activities consisted of net proceeds from the sale of Ventura Landing Apartments, partially offset by property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment property of approximately $3,071,000 requires monthly payments of principal and interest until the loan matures August 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31,2005	Unit

Sale (1)	$5,479	$ 34.55	$ --	$ --

(1) From proceeds from the March 2006 sale of Ventura Landing Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,463.50 Units in the Partnership representing 55.79% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties III

We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties III as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 27
Receivables and deposits		53
Other assets		128
Investment property (Notes C, E, and G):
Land	$ 125
Buildings and related personal property	4,716
	4,841
Less accumulated depreciation	(3,425)	1,416
		$ 1,624

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 132
Tenant security deposit liabilities		40
Other liabilities		145
Due to affiliates (Note B)		377
Mortgage note payable (Note C)		3,071

Partners' Deficit
General partners	$(1,535)
Limited partners (158,572 units issued and
outstanding)	(606)	(2,141)
		$ 1,624

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 1,327	$ 1,230
Other income	154	113
Casualty gain (Note F)	--	12
Total revenues	1,481	1,355

Expenses:
Operating	724	608
General and administrative	190	249
Depreciation	314	277
Interest	278	339
Property taxes	98	75
Total expenses	1,604	1,548

Loss from continuing operations	(123)	(193)
(Loss) income from discontinued operations (Notes A and G)	(948)	256
Gain from sale of discontinued operations (Note G)	10,003	--
Net income (Note D)	$ 8,932	$ 63

Net income allocated to general partners (4%)	$ 357	$ 3
Net income allocated to limited partners (96%)	8,575	60
	$ 8,932	$ 63

Per limited partnership unit:
Loss from continuing operations	$ (0.75)	$ (1.17)
(Loss) income from discontinued operations	(5.74)	1.55
Gain from sale of discontinued operations	60.56	--
Net income	$ 54.07	$ 0.38

Distributions per limited partnership unit	$ 34.55	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$79,473	$79,474

Partners' deficit at
December 31, 2004	158,582	$(1,895)	$(3,762)	$(5,657)

Net income for the year ended
December 31, 2005	--	3	60	63

Partners' deficit at
December 31, 2005	158,582	(1,892)	(3,702)	(5,594)

Abandonment of Limited Partnership
Units (Note A)	(10)	--	--	--

Distributions to partners	--	--	(5,479)	(5,479)

Net income for the year ended
December 31, 2006	--	357	8,575	8,932

Partners’ deficit at
December 31, 2006	158,572	$(1,535)	$ (606)	$(2,141)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 8,932	$ 63
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Gain from sale of discontinued operations	(10,003)	--
Depreciation	363	465
Amortization of loan costs	14	24
Loss on early extinguishment of debt	960	--
Casualty gain	--	(122)
Change in accounts:
Receivables and deposits	34	16
Other assets	22	18
Accounts payable	1	(46)
Tenant security deposit liabilities	(27)	2
Due to affiliates	(347)	124
Other liabilities	(54)	(31)
Net cash (used in) provided by operating activities	(105)	513

Cash flows from investing activities:
Property improvements and replacements	(792)	(615)
Insurance proceeds received	--	119
Net proceeds from sale of discontinued operations	10,578	--
Net cash provided by (used in) investing activities	9,786	(496)

Cash flows from financing activities:
Payments on mortgage notes payable	(142)	(225)
Repayment of mortgage note payable	(3,717)	--
Advances from affiliate	380	214
Payments on advances from affiliate	(785)	--
Distributions to partners	(5,479)	--
Net cash used in financing activities	(9,743)	(11)

Net (decrease) increase in cash and cash equivalents	(62)	6

Cash and cash equivalents at beginning of year	89	83
Cash and cash equivalents at end of year	$ 27	$ 89

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 433	$ 554
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 83	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties.  The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI").  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.  As of December 31, 2006, the Partnership owned one residential property in Florida.

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

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Ventura Landing Apartments as income from discontinued operations due to its sale on March 31, 2006 (as discussed in Note G).

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $17,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $3,349,000.

Deferred Costs: Loan costs of approximately $161,000, less accumulated amortization of approximately $65,000, are included in other assets and are being amortized over the term of the related loan agreement. Amortization expense was approximately $14,000 and $24,000 for the years ended December 31, 2006 and 2005, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $11,000 for 2007, $10,000 for each of the years 2008 and 2009 and $9,000 for each of the years 2010 and 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $38,000 and $63,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense and (loss) income from discontinued operations.

Abandoned Units: During the year ended December 31, 2006, the number of Units decreased by 10 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $91,000 and $141,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $156,000 and $228,000 for the years ended December 31, 2006 and 2005, respectively. These amounts are included in general and administrative expenses, investment property and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $74,000 and $57,000, respectively. At December 31, 2006, approximately $11,000 of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the years ended December 31, 2006 and 2005, no special management fees were paid as no distributions from cash flow from operations were made.

During the years ended December 31, 2006 and 2005, an affiliate of the General Partner advanced the Partnership approximately $380,000 and $214,000 to fund operations and capital improvements at both of the Partnership’s investment properties. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense was approximately $25,000 and $61,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Partnership repaid outstanding advances and associated accrued interest of approximately $877,000. There were no such payments made on outstanding advances during the year ended December 31, 2005. At December 31, 2006, there were approximately $366,000 of outstanding advances and associated accrued interest owed to an affiliate of the General Partner. Subsequent to December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $87,000 to fund operations at Village Green Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $35,000, respectively, for insurance coverage and fees associated with policy claims administration.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999.  This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no such commission was paid to the General Partner related to the March 2006 sale of Ventura Landing Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,463.50 limited partnership units (the “Units”) in the Partnership representing 55.79% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Village Green Apartments	$3,071	$ 29	7.54%	08/21	$ --

The fixed rate mortgage note payable is nonrecourse and is secured by pledge of the Partnership’s property and by pledge of revenues from the rental property.  Also, the loan requires a prepayment penalty if repaid prior to maturity and prohibits resale of the property subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 119
2008	129
2009	139
2010	149
2011	161
Thereafter	2,374
$3,071

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

	2006	2005

Net income as reported	$ 8,932	$ 63
(Deduct) add:
Deferred revenue and other
liabilities	(16)	(25)
Depreciation differences	(66)	(28)
Other	(4)	7
Gain on sale of property	(30)	--
Casualty gain	--	(88)
Federal taxable income (loss)	$ 8,816	$ (71)
Federal taxable income per
limited partnership unit (1)	$ 53.37	$ 1.73

(1)

For 2006 and 2005, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2006 (in thousands):

Net liabilities as reported	$(2,141)
Differences in basis of assets and liabilities
Investment properties at cost	2,314
Accumulated depreciation	(223)
Other assets and liabilities	141
Syndication costs	8,692
Net assets – Federal tax basis	$ 8,783

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Village Green Apartments	$ 3,071	$ 125	$ 2,375	$ 2,341

Gross Amount At Which Carried
At December 31, 2006
(in thousands)
Buildings
And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
(in thousands)
Village Green Apartments	$ 125	$ 4,716	$ 4,841	$ 3,425	12/20/91	3-30 yrs

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$10,797	$10,298
Property improvements	875	615
Sale of investment property	(6,831)	--
Disposal of property	--	(116)
Balance at end of year	$ 4,841	$10,797

Accumulated Depreciation
Balance at beginning of year	$ 8,468	$ 8,122
Additions charged to expense	363	465
Sale of investment property	(5,406)	--
Disposal of property	--	(119)
Balance at end of year	$ 3,425	$ 8,468

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $7,155,000 and $13,958,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $3,648,000 and $9,420,000, respectively.

Note F – Casualty Events

In August and September 2004, Hurricanes Charley, Frances and Jeanne damaged Ventura Landing Apartments. The property incurred damages of approximately $266,000. During the year ended December 31, 2005, insurance proceeds of approximately $105,000 were received to cover damage to the property. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $105,000 for the year ended December 31, 2005, which is included in (loss) income from discontinued operations.

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

Note G - Disposition of Investment Property

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 for the year ended December 31, 2006 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in the loss from discontinued operations for the year ended December 31, 2006 is approximately $12,000 of income, including revenues of approximately $380,000. Included in income from discontinued operations for the year ended December 31, 2005 are results of the property’s operations of approximately $256,000, including revenues of approximately $1,570,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers.  The general partner of the Registrant is ConCap Equities, Inc. (the “General Partner”). The names and ages of, as well as the positions and offices held by, the directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	17,056.00	10.76%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	39,831.50	25.12%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	31,576.00	19.91%

Cooper River Properties LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO and its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $91,000 and $141,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and (loss) income from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $156,000 and $228,000 for the years ended December 31, 2006 and 2005, respectively. These amounts are included in general and administrative expenses, investment property and gain from sale of discontinued operations on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $74,000 and $57,000, respectively. At December 31, 2006, approximately $11,000 of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the years ended December 31, 2006 and 2005, no special management fees were paid as no distributions from cash flow from operations were made.

During the years ended December 31, 2006 and 2005, an affiliate of the General Partner advanced the Partnership approximately $380,000 and $214,000 to fund operations and capital improvements at both of the Partnership’s investment properties. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense was approximately $25,000 and $61,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Partnership repaid outstanding advances and associated accrued interest of approximately $877,000. There were no such payments made on outstanding advances during the year ended December 31, 2005. At December 31, 2006, there were approximately $366,000 of outstanding advances and associated accrued interest owed to an affiliate of the General Partner. Subsequent to December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $87,000 to fund operations at Village Green Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $35,000, respectively, for insurance coverage and fees associated with policy claims administration.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999.  This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no such commission was paid to the General Partner related to the March 2006 sale of Ventura Landing Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,463.50 Units in the Partnership representing 55.79% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $39,000 and $36,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 and $11,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

Date: March 16, 2007

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

Date: March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties III (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.