Form 10QSB
period 2007-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2007-05-11
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 43
Receivables and deposits		56
Other assets		175
Investment property:
Land	$ 125
Buildings and related personal property	4,776
	4,901
Less accumulated depreciation	(3,484)	1,417
		$ 1,691
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 87
Tenant security deposit liabilities		41
Accrued property taxes		26
Other liabilities		156
Due to affiliates (Note B)		503
Mortgage note payable		3,042

Partners' Deficit
General partners	$(1,536)
Limited partners (158,572 units issued and
outstanding)	(628)	(2,164)
		$ 1,691

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 343	$ 323
Other income	33	35
Total revenues	376	358

Expenses:
Operating	196	165
General and administrative	47	59
Depreciation	59	72
Interest	71	89
Property taxes	26	21
Total expenses	399	406

Loss from continuing operations	(23)	(48)
Loss from discontinued operations (Notes A and C)	--	(948)
Gain from sale of discontinued operations (Note C)	--	9,937
Net (loss) income	$ (23)	$ 8,941

Net (loss) income allocated to general partners (4%)	$ (1)	$ 358
Net (loss) income allocated to limited partners (96%)	(22)	8,583
	$ (23)	$ 8,941

Per limited partnership unit:
Loss from continuing operations	$ (0.14)	$ (0.30)
Loss from discontinued operations	--	(5.74)
Gain from sale of discontinued operations	--	60.16
Net (loss) income	$ (0.14)	$ 54.12

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2006	158,572	$(1,535)	$ (606)	$ (2,141)

Net loss for the three
months ended March 31, 2007	--	(1)	(22)	(23)

Partners' deficit
at March 31, 2007	158,572	$(1,536)	$ (628)	$ (2,164)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (23)	$ 8,941
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Gain from sale of discontinued operations	--	(9,937)
Depreciation	59	121
Amortization of loan costs	3	6
Loss on early extinguishment of debt	--	960
Change in accounts:
Receivables and deposits	(3)	(60)
Other assets	(50)	(13)
Due to affiliates	39	27
Accounts payable	38	84
Tenant security deposit liabilities	1	(33)
Accrued property taxes	26	21
Other liabilities	11	(49)
Net cash provided by operating activities	101	68

Cash flows from investing activities:
Property improvements and replacements	(143)	(153)
Net proceeds from sale of discontinued operations	--	10,578
Net cash (used in) provided by investing activities	(143)	10,425

Cash flows from financing activities:
Payments on mortgage notes payable	(29)	(59)
Repayment of mortgage note payable	--	(3,717)
Advances from affiliate	87	18
Net cash provided by (used in) financing activities	58	(3,758)

Net increase in cash and cash equivalents	16	6,735
Cash and cash equivalents at beginning of period	27	89
Cash and cash equivalents at end of period	$ 43	$ 6,824
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 58	$ 165
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 24

At December 31, 2006, approximately $83,000 of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Ventura Landing Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note C).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $19,000 and $36,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $58,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively.  These amounts are included in general and administrative expenses, investment property, and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $30,000 and $18,000, respectively.  At March 31, 2007, approximately $39,000 of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the three months ended March 31, 2007 and 2006, no special management fees were paid as no distributions from cash flow from operations were made.

During the three months ended March 31, 2007 and 2006, an affiliate of the General Partner advanced the Partnership approximately $87,000 and $18,000, respectively, to fund operations and capital improvements at Village Green Apartments.  Interest is accrued at the prime rate plus 2% (10.25% at March 31, 2007) and was approximately $11,000 and $20,000 for the three months ended March 31, 2007 and 2006, respectively. There were no payments made on outstanding advances during the three months ended March 31, 2007 or 2006. At March 31, 2007, there were approximately $464,000 of outstanding advances and associated accrued interest owed to an affiliate of the General Partner. Subsequent to March 31, 2007, an affiliate of the General Partner advanced the Partnership approximately $36,000 to fund operations at Village Green Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $28,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 as a result of the sale, of which approximately $9,937,000 was recognized during the three months ended March 31, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $12,000 of income, including revenues of approximately $380,000.

Note D – Contingencies

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Village Green Apartments	93%	97%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $23,000 as compared to net income of approximately $8,941,000 for the three months ended March 31, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Ventura Landing Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 as a result of the sale, of which approximately $9,937,000 was recognized during the three months ended March 31, 2006 and is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 is approximately $12,000 of income, including revenues of approximately $380,000.

The Partnership’s loss from continuing operations for the three months ended March 31, 2007 was approximately $23,000 as compared to loss from continuing operations of approximately $48,000 for the three months ended March 31, 2006.  The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Village Green Apartments.

The decrease in total expenses is due to decreases in depreciation, interest and general and administrative expenses, partially offset by increases in operating and property tax expenses. The decrease in depreciation expense is due to assets placed into service at the Partnership’s investment property in previous years becoming fully depreciated during the fourth quarter of 2006. Interest expense decreased primarily due to decreases in interest expense on advances from an affiliate of the General Partner and interest expense on unpaid reimbursements to the General Partner as a result of lower average outstanding balances. The increase in operating expenses is primarily due to increases in insurance expense as a result of an increased hazard insurance premium and routine repairs and maintenance expense at the Partnership’s investment property. Property tax expense increased primarily due to an increase in the assessed value of the Partnership’s investment property.

General and administrative expenses decreased primarily due to a decrease in the costs associated with the quarterly and annual communications with investors and regulatory agencies. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $43,000, compared to approximately $6,824,000 at March 31, 2006. The increase in cash and cash equivalents of approximately $16,000, from December 31, 2006, is due to approximately $101,000 and $58,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $143,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership's property are detailed below.

During the three months ended March 31, 2007, the Partnership completed approximately $60,000 of capital improvements at Village Green Apartments, consisting primarily of fire safety upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $3,042,000 requires monthly payments of principal and interest until the loan matures in August 2021, at which time the loan is scheduled to be fully amortized.

There were no distributions made to the partners during the three months ended March 31, 2007 or 2006.  Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,471.50 limited partnership units (the "Units") in the Partnership representing 55.79% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.79% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: May 10, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 10, 2007	By: /s/Stephen B. Waters
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

Date: May 10, 2007

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

Date: May 10, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 10, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 10, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.