Form 10QSB
period 2007-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2007-08-14
CIK 317331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 64
Receivables and deposits		61
Other assets		163
Investment property:
Land	$ 125
Buildings and related personal property	4,812
	4,937
Less accumulated depreciation	(3,543)	1,394
		$ 1,682
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 39
Tenant security deposit liabilities		45
Accrued property taxes		52
Other liabilities		152
Due to affiliates (Note B)		584
Mortgage note payable		3,012

Partners' Deficit
General partners	$(1,537)
Limited partners (158,572 units issued and
outstanding)	(665)	(2,202)
		$ 1,682

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 342	$ 325	$ 685	$ 648
Other income	33	56	66	91
Total revenues	375	381	751	739

Expenses:
Operating	196	196	392	361
General and administrative	58	53	105	112
Depreciation	59	74	118	146
Interest	74	63	145	152
Property taxes	26	20	52	41
Total expenses	413	406	812	812

Loss from continuing operations	(38)	(25)	(61)	(73)
Loss from discontinued
operations (Notes A and C)	--	--	--	(948)
Gain from sale of discontinued
operations (Note C)	--	66	--	10,003
Net (loss) income	$ (38)	$ 41	$ (61)	$ 8,982
Net (loss) income allocated to
general partners (4%)	$ (2)	$ 2	$ (2)	$ 359
Net (loss) income allocated to
limited partners (96%)	(36)	39	(59)	8,623
	$ (38)	$ 41	$ (61)	$ 8,982
Per limited partnership unit:
Loss from continuing operations	$ (0.23)	$ (0.15)	$ (0.37)	$ (0.44)
Loss from discontinued
operations	--	--	--	(5.74)
Gain from sale of discontinued
operations	--	0.40	--	60.56

Net (loss) income	$ (0.23)	$ 0.25	$ (0.37)	$ 54.38
Distributions per limited
partnership unit	$ --	$ 32.28	$ --	$ 32.28

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2006	158,572	$(1,535)	$ (606)	$ (2,141)

Net loss for the six months
ended June 30, 2007	--	(2)	(59)	(61)

Partners' deficit
at June 30, 2007	158,572	$(1,537)	$ (665)	$ (2,202)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (61)	$ 8,982
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(10,003)
Depreciation	118	195
Amortization of loan costs	5	9
Loss on early extinguishment of debt	--	960
Change in accounts:
Receivables and deposits	(8)	37
Other assets	(40)	(14)
Accounts payable	(17)	(38)
Tenant security deposit liabilities	5	(30)
Due to affiliates	84	(362)
Accrued property taxes	52	41
Other liabilities	7	(59)
Net cash provided by (used in) operating activities	145	(282)

Cash flows from investing activities:
Property improvements and replacements	(172)	(236)
Net proceeds from sale of discontinued operations	--	10,578
Net cash (used in) provided by investing activities	(172)	10,342

Cash flows from financing activities:
Payments on mortgage notes payable	(59)	(86)
Repayment of mortgage note payable	--	(3,717)
Advances from affiliate	123	18
Repayment of advances from affiliate	--	(785)
Distributions to partners	--	(5,119)
Net cash provided by (used in) financing activities	64	(9,689)

Net increase in cash and cash equivalents	37	371

Cash and cash equivalents at beginning of period	27	89
Cash and cash equivalents at end of period	$ 64	$ 460

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 114	$ 316
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ --

At December 31, 2006, approximately $83,000 of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2007.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Ventura Landing Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note C).

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $54,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $90,000 and $70,000 for the six months ended June 30, 2007 and 2006, respectively.  These amounts are included in general and administrative expenses, investment property, and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $31,000 and $21,000, respectively.  At June 30, 2007, approximately $71,000 of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the six months ended June 30, 2007 and 2006, no special management fees were paid as no distributions from cash flow from operations were made.

During the six months ended June 30, 2007 and 2006, an affiliate of the General Partner advanced the Partnership approximately $123,000 and $18,000, respectively, to fund operations and capital improvements at Village Green Apartments.  Interest is accrued at the prime rate plus 2% (10.25% at June 30, 2007) and was approximately $24,000 and $21,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, the Partnership repaid outstanding advances and accrued interest of approximately $877,000. There were no payments made on outstanding advances during the six months ended June 30, 2007. At June 30, 2007, the total amount of outstanding advances and associated accrued interest owed to an affiliate of the General Partner was approximately $513,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $35,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $12,000 of income, including revenues of approximately $380,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Village Green Apartments	93%	96%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $38,000 and $61,000, respectively, compared to net income of approximately $41,000 and $8,982,000 for the three and six months ended June 30, 2006, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Ventura Landing Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 as a result of the sale during the six months ended June 30, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $12,000 of income, including revenues of approximately $380,000.

During the three months ended June 30, 2006, certain accruals of approximately $66,000 established during the three months ended March 31, 2006 related to the sale of Ventura Landing Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2007 was approximately $38,000 and $61,000, respectively, as compared to loss from continuing operations of approximately $25,000 and $73,000, respectively, for the three and six months ended June 30, 2006.  The increase in loss from continuing operations for the three months ended June 30, 2007 is due to an increase in total expenses and a decrease in total revenues. The decrease in loss from continuing operations for the six months ended June 30, 2007 is due to an increase in total revenues. The decrease in total revenues for the three months ended June 30, 2007 is due to a decrease in other income, partially offset by an increase in rental income. The increase in total revenues for the six months ended June 30, 2007 is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for both periods is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Village Green Apartments.  The decrease in other income for both periods is primarily due to decreases in interest income as a result of lower average cash balances in interest bearing accounts and lease cancellation fees at Village Greens Apartments.

Total expenses increased for the three months ended June 30, 2007 due to increases in interest, property tax and general and administrative expenses, partially offset by a decrease in depreciation expense. Operating expenses remained relatively constant for the three months ended June 30, 2007. Total expenses remained relatively constant for the six months ended June 30, 2007 as increases in operating and property tax expenses were offset by decreases in depreciation, interest and general and administrative expenses. The decrease in depreciation expense for both periods is due to assets placed into service at the Partnership’s investment property in previous years becoming fully depreciated during the fourth quarter of 2006. Property tax expense increased for both periods primarily due to an increase in the assessed value of the Partnership’s investment property. The increase in interest expense for the three months ended June 30, 2007 is primarily due to an increase in interest expense on advances from an affiliate of the General Partner. The decrease in interest expense for the six months ended June 30, 2007 is due to a decrease in interest expense on amounts due to the General Partner as a result of lower average outstanding balances and scheduled principal payments made on the mortgage encumbering Village Green Apartments, which reduced the carrying balance of the loan. The increase in operating expenses for the six months ended June 30, 2007 is primarily due to increases in insurance expense as a result of an increased hazard insurance premium, routine repairs and maintenance expense, and advertising expenses at the Partnership’s investment property.

The increase in general and administrative expenses for the three months ended June 30, 2007 is primarily due to an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. The decrease in general and administrative expenses for the six months ended June 30, 2007 is primarily due to a decrease in the costs associated with the quarterly and annual communications with investors and regulatory agencies, partially offset by an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $64,000, compared to approximately $460,000 at June 30, 2006. The increase in cash and cash equivalents of approximately $37,000, from December 31, 2006, is due to approximately $145,000 and $64,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $172,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2007, the Partnership completed approximately $96,000 of capital improvements at Village Green Apartments, consisting primarily of fire safety upgrades, sidewalk improvements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $3,012,000 requires monthly payments of principal and interest until the loan matures in August 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Sale (1)	$ --	$ --	$ 5,119	$ 32.28

(1)

From proceeds from the March 2006 sale of Ventura Landing Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,471.50 limited partnership units (the "Units") in the Partnership representing 55.79% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.79% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL PARTNERS III

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, is incorporated herein by reference).

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

10.53

Purchase and Sale Contract between Consolidated Capital Properties III, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2005.

10.54

Second Amendment to Purchase and Sale Contract between Consolidated Capital Properties III, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2006.

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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties III (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.