Form 10QSB
period 2007-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2007-11-13
CIK 317331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 583
Receivables and deposits		84
Other assets		260
Investment property:
Land	$ 125
Buildings and related personal property	4,893
	5,018
Less accumulated depreciation	(3,603)	1,415
		$ 2,342
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 54
Tenant security deposit liabilities		50
Accrued property taxes		78
Other liabilities		168
Mortgage notes payable (Note C)		6,682

Partners' Deficit
General partners	$(1,555)
Limited partners (158,572 units issued and
outstanding)	(3,135)	(4,690)
		$ 2,342

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 343	$ 339	$ 1,028	$ 987
Other income	37	35	103	126
Total revenues	380	374	1,131	1,113

Expenses:
Operating	242	184	634	545
General and administrative	51	38	156	150
Depreciation	60	78	178	224
Interest	90	61	235	213
Property taxes	26	21	78	62
Total expenses	469	382	1,281	1,194

Loss from continuing operations	(89)	(8)	(150)	(81)
Loss from discontinued operations
(Notes A and D)	--	--	--	(948)
Gain from sale of discontinued
operations (Note D)	--	--	--	10,003
Net (loss) income	$ (89)	$ (8)	$ (150)	$ 8,974
Net (loss) income allocated to
general partners (4%)	$ (4)	$ --	$ (6)	$ 359
Net (loss) income allocated to
limited partners (96%)	(85)	(8)	(144)	8,615
	$ (89)	$ (8)	$ (150)	$ 8,974
Per limited partnership unit:
Loss from continuing operations	$ (0.54)	$ (0.05)	$ (0.91)	$ (0.49)
Loss from discontinued operations	--	--	--	(5.74)
Gain from sale of discontinued
operations	--	--	--	60.56
Net (loss) income	$ (0.54)	$ (0.05)	$ (0.91)	$ 54.33
Distributions per limited
partnership unit	$ 15.04	$ 2.27	$ 15.04	$ 34.55

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2006	158,572	$(1,535)	$ (606)	$ (2,141)

Distributions to partners	--	(14)	(2,385)	(2,399)

Net loss for the nine months
ended September 30, 2007	--	(6)	(144)	(150)

Partners' deficit
at September 30, 2007	158,572	$(1,555)	$ (3,135)	$ (4,690)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (150)	$ 8,974
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(10,003)
Depreciation	178	273
Amortization of loan costs	9	12
Loss on early extinguishment of debt	--	960
Change in accounts:
Receivables and deposits	(31)	35
Other assets	(28)	3
Accounts payable	(21)	(23)
Tenant security deposit liabilities	10	(28)
Due to affiliates	(15)	(362)
Accrued property taxes	78	62
Other liabilities	23	(49)

Net cash provided by (used in) operating activities	53	(146)

Cash flows from investing activities:
Property improvements and replacements	(234)	(394)
Net proceeds from sale of discontinued operations	--	10,578
Net cash (used in) provided by investing activities	(234)	10,184

Cash flows from financing activities:
Payments on mortgage notes payable	(89)	(114)
Repayment of mortgage note payable	--	(3,717)
Proceeds from mortgage note payable	3,700	--
Advances from affiliate	197	18
Repayment of advances from affiliate	(559)	(785)
Loan costs paid	(113)	--
Distributions to partners	(2,399)	(5,479)

Net cash provided by (used in) financing activities	737	(10,077)

Net increase (decrease) in cash and cash equivalents	556	(39)

Cash and cash equivalents at beginning of period	27	89
Cash and cash equivalents at end of period	$ 583	$ 50

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 212	$ 375
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 26	$ 13

At December 31, 2006, approximately $83,000 of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2007.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Ventura Landing Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see “Note D”).

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $56,000 and $73,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $120,000 and $103,000 for the nine months ended September 30, 2007 and 2006, respectively.  These amounts are included in general and administrative expenses, investment property, and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $34,000 and $36,000, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the nine months ended September 30, 2007 and 2006, no special management fees were paid as no distributions from cash flow from operations were made.

In connection with the second mortgage obtained on Village Green Apartments (see “Note C”), an affiliate of the General Partner earned and was paid a fee of approximately $37,000 during the nine months ended September 30, 2007.  This fee was capitalized and is included in other assets.

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

During the nine months ended September 30, 2007 and 2006, an affiliate of the General Partner advanced the Partnership approximately $197,000 and $18,000, respectively, to fund payment of fees associated with the second mortgage obtained on Village Green Apartments, operations and capital improvements at Village Green Apartments. Interest was accrued at the prime rate plus 2% and interest expense was approximately $34,000 and $21,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership repaid the outstanding advances and accrued interest of approximately $597,000 and $877,000, respectively. There were no advances or associated accrued interest payable to affiliates of the General Partner at September 30, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Mortgage Financing

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,700,000 on Village Green Apartments.  The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $22,000 beginning on October 1, 2007 through the August 1, 2019 maturity date with a balloon payment of approximately $2,934,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to August 1, 2020.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $113,000 were capitalized and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Village Green Apartments. The modification includes an interest rate of 7.54% per annum, monthly payments of principal and interest of approximately $21,000 beginning October 1, 2007 through the maturity date of August 1, 2021, at which time a balloon payment of approximately $2,343,000 is due.  The previous terms were an interest rate of 7.54%, monthly payments of principal and interest of approximately $29,000 through the maturity date of August 1, 2021, at which date the mortgage was scheduled to be fully amortized.

Note D – Disposition of Investment Property

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 is approximately $12,000 of income, including revenues of approximately $380,000.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Village Green Apartments	94%	96%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $89,000 and $150,000, respectively, compared to net loss of approximately $8,000 for the three months ended September 30, 2006 and net income of approximately $8,974,000 for the nine months ended September 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Ventura Landing Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Ventura Landing Apartments to a third party for a gross sale price of approximately $11,862,000. The net proceeds realized by the Partnership were approximately $10,578,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,717,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $10,003,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $960,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 is approximately $12,000 of income, including revenues of approximately $380,000.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2007 was approximately $89,000 and $150,000, respectively, as compared to loss from continuing operations of approximately $8,000 and $81,000, respectively, for both the three and nine months ended September 30, 2006.  The increase in loss from continuing operations for the three and nine months ended September 30, 2007 is due to an increase in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2007 was partially offset by an increase in total revenues, which remained relatively constant for the three months ended September 30, 2007.

Total expenses increased for both the three and nine months ended September 30, 2007 due to increases in operating, interest, property tax and general and administrative expenses, partially offset by a decrease in depreciation expense. The increase in operating expenses for both periods is primarily due to increases in insurance expense as a result of increased premiums, routine repairs and maintenance expense, expenses associated with the modification to the first mortgage encumbering Village Green Apartments and advertising expenses at the Partnership’s investment property. Interest expense increased for both periods primarily due to an increase in interest expense on advances from an affiliate of the General Partner and interest expense on the second mortgage obtained on the property (as discussed in “Liquidity and Capital Resources”), partially offset by a decrease in interest expense as a result of scheduled principal payments made on the first mortgage encumbering Village Green Apartments, which reduced the carrying balance of the loan. Property tax expense increased for both periods primarily due to an increase in the assessed value, partially offset by a decrease in the tax rate at the Partnership’s investment property.  The decrease in depreciation expense for both periods is due to assets placed into service at the Partnership’s investment property in previous years becoming fully depreciated during the fourth quarter of 2006.

The increase in general and administrative expenses for both the three and nine months ended September 30, 2007 is primarily due to an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

The increase in total revenues for the nine months ended September 30, 2007 is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at Village Green Apartments.  The decrease in other income for the nine months ended September 30, 2007 is primarily due to decreases in interest income as a result of lower average cash balances in interest bearing accounts and lease cancellation fees at Village Greens Apartments.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $583,000, compared to approximately $50,000 at September 30, 2006.  The increase in cash and cash equivalents of approximately $556,000, from December 31, 2006, is due to approximately $737,000 and $53,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $234,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Village Green Apartments and advances from an affiliate of the General Partner, partially offset by distributions to partners, repayment of advances from an affiliate of the General Partner, loan costs paid, and payments of principal made on the first mortgage encumbering Village Green Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $177,000 of capital improvements at Village Green Apartments, consisting primarily of fire safety upgrades, structural and sidewalk improvements, exterior lighting upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,700,000 on Village Green Apartments.  The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $22,000 beginning on October 1, 2007 through the August 1, 2019 maturity date with a balloon payment of approximately $2,934,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to August 1, 2020.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $113,000 were capitalized and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Village Green Apartments. The modification includes an interest rate of 7.54% per annum, monthly payments of principal and interest of approximately $21,000 beginning October 1, 2007 through the maturity date of August 1, 2021, at which time a balloon payment of approximately $2,343,000 is due.  The previous terms were an interest rate of 7.54%, monthly payments of principal and interest of approximately $29,000 through the maturity date of August 1, 2021, at which date the mortgage was scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine months ended	Partnership	Nine months ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Sale (1)	$2,399	$15.04	$5,479	$34.55

(1)

From proceeds from the September 2003 sale of West Chase Apartments and the March 2006 sale of Ventura Landing Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,471.50 limited partnership units (the "Units") in the Partnership representing 55.79% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.79% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.55

Multifamily Note, dated August 31, 2007 between Concap Village Green Associates, Ltd., a Texas limited partnership, and Capmark Bank, a Utah industrial bank, incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.

10.56

Amended and Restated Multifamily Note, dated August 31, 2007 between Concap Village Green Associates, Ltd., a Texas limited partnership, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.

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