Form 10-Q
period 2008-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2008-08-14
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

[ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 48	$ 199
Receivables and deposits	76	67
Other assets	296	250
Investment property:
Land	125	125
Buildings and related personal property	5,159	5,070
	5,284	5,195
Less accumulated depreciation	(3,801)	(3,665)
	1,483	1,530
	$ 1,903	$ 2,046
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 16	$ 39
Tenant security deposit liabilities	52	47
Accrued property taxes	52	--
Other liabilities	173	170
Due to affiliates	94	--
Mortgage notes payable	6,628	6,664
	7,015	6,920
Partners' Deficit
General partners	(1,572)	(1,562)
Limited partners (158,572 units issued and
outstanding)	(3,540)	(3,312)
	(5,112)	(4,874)
	$ 1,903	$ 2,046

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 344	$ 342	$ 680	$ 685
Other income	35	33	75	66
Total revenues	379	375	755	751

Expenses:
Operating	220	196	462	392
General and administrative	52	58	108	105
Depreciation	69	59	136	118
Interest	117	74	234	145
Property taxes	27	26	53	52
Total expenses	485	413	993	812

Net loss	(106)	(38)	(238)	(61)
Net loss allocated to general
partners (4%)	$ (5)	$ (2)	$ (10)	$ (2)
Net loss allocated to limited
partners (96%)	(101)	(36)	(228)	(59)
	$ (106)	$ (38)	$ (238)	$ (61)

Net loss per limited partnership unit	$ (0.64)	$ (0.23)	$ (1.44)	$ (0.37)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2007	158,572	$(1,562)	$ (3,312)	$ (4,874)

Net loss for the six months
ended June 30, 2008	--	(10)	(228)	(238)

Partners' deficit
at June 30, 2008	158,572	$(1,572)	$ (3,540)	$ (5,112)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (238)	$ (61)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	136	118
Amortization of loan costs	11	5
Change in accounts:
Receivables and deposits	(9)	(8)
Other assets	(57)	(40)
Accounts payable	(10)	(17)
Tenant security deposit liabilities	5	5
Due to affiliates	34	84
Accrued property taxes	52	52
Other liabilities	3	7
Net cash (used in) provided by operating activities	(73)	145

Cash flows used in investing activities:
Property improvements and replacements	(102)	(172)

Cash flows from financing activities:
Payments on mortgage notes payable	(36)	(59)
Advances from affiliate	60	123
Net cash provided by financing activities	24	64

Net (decrease) increase in cash and cash equivalents	(151)	37

Cash and cash equivalents at beginning of period	199	27
Cash and cash equivalents at end of period	$ 48	$ 64

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 222	$ 114
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 7

At December 31, 2007 and 2006, approximately $13,000 and $83,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2008 and 2007.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $37,000 for each of the six months ended June 30, 2008 and 2007, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $79,000 and $90,000 for the six months ended June 30, 2008 and 2007, respectively.  These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $13,000 and $31,000, respectively. At June 30, 2008, approximately $33,000 of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.  There were no such reimbursements due at December 31, 2007.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the six months ended June 30, 2008 and 2007, no special management fees were earned or paid as no distributions from cash flow from operations were made.

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

During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $60,000 and $123,000, respectively, to fund operations and capital improvements at Village Green Apartments.  Interest is accrued at the prime rate plus 2% (7.00% at June 30, 2008) and was approximately $1,000 and $24,000 for the six months ended June 30, 2008 and 2007, respectively. No payments were made on outstanding advances during the six months ended June 30, 2008 or 2007. At June 30, 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $61,000 and is included in due to affiliates. There were no advances or associated accrued interest payable to AIMCO Properties, L.P. at December 31, 2007. Subsequent to June 30, 2008, the Partnership was advanced approximately $95,000 to fund operations at Village Green Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $31,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $29,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Village Green Apartments	94%	93%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $106,000 and $238,000, respectively, as compared to net loss of approximately $38,000 and $61,000 for the three and six months ended June 30, 2007.  The increase in net loss for both the three and six months ended June 30, 2008 is due to an increase in total expenses, partially offset by a slight increase in total revenues.

The increase in total expenses for both the three and six months ended June 30, 2008 is due to increases in operating, interest and depreciation expenses. General and administrative and property tax expenses remained constant for the comparable periods. The increase in operating expenses for both periods is primarily a result of increases in salaries and related benefits and insurance expense as a result of increased premiums, partially offset by a decrease in contract services and an increase in payroll costs capitalized at the Partnership’s investment property. The increase in operating expenses for the six months ended June 30, 2008 is also due to clean up costs incurred due to minor water damage at the Partnership’s investment property. The increase in interest expense for both periods is due to the second mortgage obtained on the property during 2007, partially offset by a decrease in interest on advances from affiliates. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement, and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended June 30, 2008 is due to increases in both rental income and other income. The increase in total revenues for the six months ended June 30, 2008 is due to an increase in other income, partially offset by a decrease in rental income. The increase in other income for both periods is primarily due to increases in resident utility payments and other fees at Village Green Apartments. The increase in rental income for the three months ended June 30, 2008 is due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate. The decrease in rental income for the six months ended June 30, 2008 is due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy at Village Green Apartments.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $48,000, compared to approximately $64,000 at June 30, 2007.  The decrease in cash and cash equivalents of approximately $151,000 from December 31, 2007 is due to approximately $102,000 and $73,000 of cash used in investing and operating activities, respectively, partially offset by approximately $24,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2008, the Partnership completed approximately $89,000 of capital improvements at Village Green Apartments, consisting primarily of air conditioning and kitchen and bath upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,962,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,666,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019.  The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2008 or 2007.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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