Form 10-Q
period 2008-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2008-11-13
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 49	$ 199
Receivables and deposits	73	67
Other assets	274	250
Investment property:
Land	125	125
Buildings and related personal property	5,494	5,070
	5,619	5,195
Less accumulated depreciation	(3,872)	(3,665)
	1,747	1,530
	$ 2,143	$ 2,046
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 157	$ 39
Tenant security deposit liabilities	51	47
Accrued property taxes	79	--
Other liabilities	145	170
Due to affiliates (Note B)	377	--
Mortgage notes payable (Note C)	6,609	6,664
	7,418	6,920
Partners' Deficit
General partners	(1,578)	(1,562)
Limited partners (158,572 units issued and
outstanding)	(3,697)	(3,312)
	(5,275)	(4,874)
	$ 2,143	$ 2,046

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues:
Rental income	$ 337	$ 343	$ 1,017	$ 1,028
Other income	37	37	112	103
Total revenues	374	380	1,129	1,131

Expenses:
Operating	254	242	716	634
General and administrative	66	51	174	156
Depreciation	71	60	207	178
Interest	120	90	354	235
Property taxes	26	26	79	78
Total expenses	537	469	1,530	1,281

Net loss	$ (163)	$ (89)	$ (401)	$ (150)
Net loss allocated to
general partners (4%)	$ (6)	$ (4)	$ (16)	$ (6)
Net loss allocated to
limited partners (96%)	(157)	(85)	(385)	(144)
	$ (163)	$ (89)	$ (401)	$ (150)
Net loss per limited partnership
unit	$ (0.99)	$ (0.54)	$ (2.43)	$ (0.91)
Distributions per limited
partnership unit	$ --	$ 15.04	$ --	$ 15.04

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2007	158,572	$(1,562)	$ (3,312)	$ (4,874)

Net loss for the nine months
ended September 30, 2008	--	(16)	(385)	(401)

Partners' deficit
at September 30, 2008	158,572	$(1,578)	$ (3,697)	$ (5,275)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (401)	$ (150)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	207	178
Amortization of loan costs	16	9
Change in accounts:
Receivables and deposits	(6)	(31)
Other assets	(40)	(28)
Accounts payable	37	(21)
Tenant security deposit liabilities	4	10
Due to affiliates	71	(15)
Accrued property taxes	79	78
Other liabilities	(25)	23

Net cash (used in) provided by operating activities	(58)	53

Cash flows used in investing activities:
Property improvements and replacements	(343)	(234)

Cash flows from financing activities:
Payments on mortgage notes payable	(55)	(89)
Proceeds from mortgage note payable	--	3,700
Advances from affiliate	306	197
Repayment of advances from affiliate	--	(559)
Loan costs paid	--	(113)
Distributions to partners	--	(2,399)

Net cash provided by financing activities	251	737

Net (decrease) increase in cash and cash equivalents	(150)	556

Cash and cash equivalents at beginning of period	199	27
Cash and cash equivalents at end of period	$ 49	$ 583

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 331	$ 212
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 94	$ 26

At December 31, 2007 and 2006, approximately $13,000 and $83,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2008 and 2007.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $56,000 for each of the nine months ended September 30, 2008 and 2007, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $120,000 for the nine months ended September 30, 2008 and 2007, respectively.  These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $42,000 and $34,000, respectively. At September 30, 2008, approximately $64,000 of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.  There were no such reimbursements due at December 31, 2007.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the nine months ended September 30, 2008 and 2007, no special management fees were earned or paid as no distributions from cash flow from operations were made.

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

During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $306,000 and $197,000, respectively, to fund operations and capital improvements at Village Green Apartments and to fund payment of fees associated with the second mortgage obtained on Village Green Apartments.  Interest is accrued at the prime rate plus 2% (7.00% at September 30, 2008) and was approximately $7,000 and $34,000 for the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2007, the Partnership repaid the outstanding advances and accrued interest of approximately $597,000. No payments were made on outstanding advances and accrued interest during the nine months ended September 30, 2008. At September 30, 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $313,000 and is included in due to affiliates. There were no advances or associated accrued interest payable to AIMCO Properties, L.P. at December 31, 2007. Subsequent to September 30, 2008, the Partnership was advanced approximately $203,000 to fund operations at Village Green Apartments and Partnership expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $29,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Financing

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,700,000 on Village Green Apartments.  The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $22,000 beginning on October 1, 2007 through the August 1, 2019 maturity date with a balloon payment of approximately $2,934,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to August 1, 2020.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $128,000 were capitalized, of which approximately $113,000 was recognized during the nine months ended September 30, 2007, and are included in other assets.

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

Note D – Casualty Event

In August 2008, Village Green Apartments sustained damages from Tropical Storm Fay of approximately $60,000, including estimated clean up costs of approximately $30,000, which were included in operating expenses during the three and nine months ended September 30, 2008.  The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Village Green Apartments	95%	94%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $163,000 and $401,000, respectively, as compared to net loss of approximately $89,000 and $150,000 for the three and nine months ended September 30, 2007, respectively.  The increase in net loss for both the three and nine months ended September 30, 2008 is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for both the three and nine months ended September 30, 2008 is due to increases in operating, general and administrative, depreciation and interest expenses. Property tax expense remained constant for the comparable periods. The increase in operating expenses for both periods is primarily a result of increases in insurance expense as a result of increased premiums and clean up costs incurred due to damages incurred from Tropical Storm Fay (as discussed below) and minor water damage at the Partnership’s investment property, partially offset by decreases in contract services, routine repairs and maintenance expense and expenses associated with the modification to the first mortgage encumbering Village Green Apartments. The increase in operating expenses for the three month period is also partially offset by a decrease in salaries and related benefits. The increase in operating expenses for the nine month period is also due to an increase in salaries and related benefits. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense for both periods is due to the second mortgage obtained on the property during 2007, partially offset by a decrease in interest on advances from affiliates.

In August 2008, Village Green Apartments sustained damages from Tropical Storm Fay of approximately $60,000, including estimated clean up costs of approximately $30,000, which were included in operating expenses during the three and nine months ended September 30, 2008.  The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.

The increase in general and administrative expenses for both the three and nine months ended September 30, 2008 is primarily due to increases in management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three and nine months ended September 30, 2008 is primarily due to a decrease in rental income. The decrease in total revenues for the nine months ended September 30, 2008 is partially offset by an increase in other income. Other income remained constant for the three months ended September 30, 2008. The decrease in rental income for both periods is due to a decrease in the average rental rate at Village Green Apartments. The increase in other income for the nine months ended September 30, 2008 is primarily due to increases in resident utility payments and other fees at Village Green Apartments.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $49,000, compared to approximately $583,000 at September 30, 2007.  The decrease in cash and cash equivalents of approximately $150,000 from December 31, 2007 is due to approximately $343,000 and $58,000 of cash used in investing and operating activities, respectively, partially offset by approximately $251,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $424,000 of capital improvements at Village Green Apartments, consisting primarily of roof replacement, air conditioning and kitchen and bath upgrades, floor covering replacement and construction related to damages incurred during the nine months ended September 30, 2008 related to Tropical Storm Fay. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,955,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,654,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019.  The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine months ended	Partnership	Nine months ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Sale (1)	$ --	$ --	$2,399	$15.04

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

            See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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