Form 10-Q
period 2009-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2009-05-14
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 52	$ 29
Receivables and deposits	68	69
Other assets	248	233
Investment property:
Land	125	125
Buildings and related personal property	5,703	5,653
	5,828	5,778
Less accumulated depreciation	(3,964)	(3,885)
	1,864	1,893
	$ 2,232	$ 2,224
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 86	$ 92
Tenant security deposit liabilities	46	49
Accrued property taxes	30	--
Other liabilities	134	135
Due to affiliates (Note B)	867	746
Mortgage notes payable	6,570	6,590
	7,733	7,612
Partners' Deficit
General partners	(1,588)	(1,583)
Limited partners (158,572 units issued and
outstanding)	(3,913)	(3,805)
	(5,501)	(5,388)
	$ 2,232	$ 2,224

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Rental income	$ 318	$ 336
Other income	33	40
Total revenues	351	376

Expenses:
Operating	179	242
General and administrative	53	56
Depreciation	79	67
Interest	135	117
Property taxes	30	26
Total expenses	476	508

Casualty gain (Note C)	12	--

Net loss	$ (113)	$ (132)

Net lossallocated to general partners (4%)	$ (5)	$ (5)
Net lossallocated to limited partners (96%)	(108)	(127)
	$ (113)	$ (132)

Net loss per limited partnership unit	$ (0.68)	$ (0.80)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2008	158,572	$(1,583)	$ (3,805)	$ (5,388)

Net loss for the three
months ended March 31, 2009	--	(5)	(108)	(113)

Partners' deficit
at March 31, 2009	158,572	$(1,588)	$ (3,913)	$ (5,501)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (113)	$ (132)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	79	67
Amortization of loan costs	5	5
Casualty gain	(12)	--
Bad debt	10	8
Change in accounts:
Receivables and deposits	(9)	(14)
Other assets	(20)	(91)
Due to affiliates	51	--
Accounts payable	32	116
Tenant security deposit liabilities	(3)	4
Accrued property taxes	30	26
Other liabilities	(1)	(20)
Net cash provided by (used in) operating activities	49	(31)

Cash flows from investing activities:
Insurance proceeds received	12	--
Property improvements and replacements	(88)	(68)
Net cash used in investing activities	(76)	(68)

Cash flows from financing activities:
Payments on mortgage notes payable	(20)	(18)
Advances from affiliate	70	--
Net cash provided by (used in) financing activities	50	(18)

Net increase (decrease) in cash and cash equivalents	23	(117)
Cash and cash equivalents at beginning of period	29	199
Cash and cash equivalents at end of period	$ 52	$ 82
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 109	$ 111
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 5

At December 31, 2008 and 2007, approximately $45,000 and $13,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 for each of the three months ended March 31, 2009 and 2008, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $38,000 and $46,000 for the three months ended March 31, 2009 and 2008, respectively.  These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $7,000 and $12,000, respectively. At March 31, 2009 and December 31, 2008, approximately $132,000 and $100,000, respectively, of such reimbursements were unpaid and included in due to affiliates on the accompanying balance sheets.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the three months ended March 31, 2009 and 2008, no special management fees were paid as no distributions from cash flow from operations were made.

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

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $70,000 to fund operations at Village Green Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2009 ranged from 5.77% to 12.81%. Interest on advances was approximately $19,000 for the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $735,000 and $646,000, respectively, and is included in due to affiliates on the accompanying balance sheets. There were no advances or associated accrued interest payable to AIMCO Properties, L.P. at March 31, 2008. Subsequent to March 31, 2009, the Partnership was advanced approximately $76,000 to fund operations at Village Green Apartments and Partnership expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $25,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

Note D – Investment Property

On March 20, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Village Green Apartments, which is projected to close during the second quarter of 2009 for a total sales price of $7,600,000. The Partnership determined that certain criteria of Statement of Financial Accounting Standards ("SFAS") No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its operations as continuing operations.

Note E – Contingencies

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Village Green Apartments	92%	93%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $113,000, compared to a net loss of approximately $132,000 for the three months ended March 31, 2008. The decrease in net loss is due to a decrease in total expenses and the recognition of a casualty gain during the three months ended March 31, 2009, partially offset by a decrease in total revenues.

The decrease in total expenses is due to a decrease in operating expenses, partially offset by increases in depreciation, interest and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. The decrease in operating expenses is primarily a result of decreases in salaries and related benefits, contract services and clean up costs associated with minor water damage at the Partnership’s investment property. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense is due to an increase in interest on advances from affiliates. The increase in property tax expense is primarily due to an increase in the assessed value of the property.

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to decreases in rental income and other income. The decrease in rental income is due to a decrease in the average rental rate and occupancy at Village Green Apartments. The decrease in other income is due to a decrease in lease cancellation fees and other administrative fees at the Partnership’s investment property.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $52,000, compared to approximately $82,000 at March 31, 2008.  The increase in cash and cash equivalents of approximately $23,000 from December 31, 2008 is due to approximately $50,000 and $49,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $76,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2009, the Partnership completed approximately $50,000 of capital improvements at Village Green Apartments, consisting primarily of kitchen and bath upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,940,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,630,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019.  The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

10.58       First Amendment to Purchase and Sale Contract between ConCap Village Green Associates, Ltd., a Texas limited partnership and PMF Enterprises CF Inc., a Florida corporation, dated April 29, 2009, incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 29, 2009.

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