Form 10-Q
period 2009-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2009-08-13
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 28	$ 29
Receivables and deposits	63	69
Other assets	232	233
Investment property:
Land	125	125
Buildings and related personal property	5,813	5,653
	5,938	5,778
Less accumulated depreciation	(4,045)	(3,885)
	1,893	1,893
	$ 2,216	$ 2,224
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 58	$ 92
Tenant security deposit liabilities	48	49
Accrued property taxes	47	--
Other liabilities	136	135
Due to affiliates (Note B)	1,016	746
Mortgage notes payable	6,551	6,590
	7,856	7,612
Partners' Deficit
General partners	(1,593)	(1,583)
Limited partners (158,572 units issued and
outstanding)	(4,047)	(3,805)
	(5,640)	(5,388)
	$ 2,216	$ 2,224

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 324	$ 344	$ 642	$ 680
Other income	35	35	68	75
Total revenues	359	379	710	755

Expenses:
Operating	200	220	379	462
General and administrative	43	52	96	108
Depreciation	81	69	160	136
Interest	157	117	292	234
Property taxes	17	27	47	53
Total expenses	498	485	974	993

Casualty gain (Note C)	--	--	12	--

Net loss	$ (139)	$ (106)	$ (252)	$ (238)

Net loss allocated to general
partners (4%)	$ (5)	$ (5)	$ (10)	$ (10)
Net loss allocated to limited
partners (96%)	(134)	(101)	(242)	(228)
	$ (139)	$ (106)	$ (252)	$ (238)

Net loss per limited partnership unit	$ (0.85)	$ (0.64)	$ (1.53)	$ (1.44)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2008	158,572	$(1,583)	$ (3,805)	$ (5,388)

Net loss for the six months
ended June 30, 2009	--	(10)	(242)	(252)

Partners' deficit
at June 30, 2009	158,572	$ (1,593)	$ (4,047)	$ (5,640)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (252)	$ (238)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	160	136
Amortization of loan costs	10	11
Casualty gain	(12)	--
Bad debt expense	13	12
Change in accounts:
Receivables and deposits	(7)	(21)
Other assets	(9)	(57)
Accounts payable	--	(10)
Tenant security deposit liabilities	(1)	5
Due to affiliates	82	34
Accrued property taxes	47	52
Other liabilities	1	3
Net cash provided by (used in) operating
activities	32	(73)

Cash flows from investing activities:
Insurance proceeds received	12	--
Property improvements and replacements	(194)	(102)
Net cash used in investing activities	(182)	(102)

Cash flows from financing activities:
Payments on mortgage notes payable	(39)	(36)
Advances from affiliate	188	60
Net cash provided by financing activities	149	24

Net decrease in cash and cash equivalents	(1)	(151)

Cash and cash equivalents at beginning of period	29	199
Cash and cash equivalents at end of period	$ 28	$ 48

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 244	$ 222
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 11	$ --

At December 31, 2008 and 2007, approximately $45,000 and $13,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $37,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $49,000 and $79,000 for the six months ended June 30, 2009 and 2008, respectively.  These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for each of the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $13,000. At June 30, 2009 and December 31, 2008, approximately $140,000 and $100,000, respectively, of such reimbursements were unpaid and included in due to affiliates on the accompanying consolidated balance sheets.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the six months ended June 30, 2009 and 2008, no special management fees were paid as no distributions from cash flow from operations were made.

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

During the six months ended June 30, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $188,000 and $60,000, respectively, to fund operations at Village Green Apartments and Partnership expenses.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2009 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $42,000 and $1,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $876,000 and $646,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets. Subsequent to June 30, 2009, the Partnership was advanced approximately $53,000 to fund operations at Village Green Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $31,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

During May 2009, Village Green Apartments sustained damages of approximately $25,000 from a storm. No apartment units were damaged. The Partnership anticipates insurance proceeds to be received and that no loss will result from this event.  The damaged assets were fully depreciated.

Note D – Investment Property

On March 20, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Village Green Apartments. The contract was subsequently terminated on June 30, 2009. The Partnership determined that certain criteria of Statement of Financial Accounting Standards ("SFAS") No. 144 have not been met and therefore continues to report the assets and liabilities of the investment property as held for investment and its operations as continuing operations.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $6,848,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Village Green Apartments	93%	94%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $139,000 and $252,000, respectively, compared to a net loss of approximately $106,000 and $238,000 for the three and six months ended June 30, 2008, respectively. The increase in net loss for the three months ended June 30, 2009 is due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the six months ended June 30, 2009 is due to a decrease in total revenues, partially offset by a decrease in total expenses and the recognition of a casualty gain during the six months ended June 30, 2009.

The decrease in total revenues for both the three and six months ended June 30, 2009 is primarily due to a decrease in rental income. The decrease in total revenues for the six months ended June 30, 2009 is also due to a decrease in other income. Other income remained relatively constant for the three months ended June 30, 2009. The decrease in rental income for both periods is primarily due to a decrease in the average rental rate and occupancy at Village Green Apartments. The decrease in other income for the six month period is due to a decrease in lease cancellation fees and other administrative fees at the Partnership’s investment property.

The increase in total expenses for the three months ended June 30, 2009 is due to increases in depreciation and interest expenses, partially offset by decreases in operating, general and administrative and property tax expenses. The decrease in total expenses for the six months ended June 30, 2009 is due to decreases in operating, general and administrative and property tax expenses, partially offset by increases in depreciation and interest expenses. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense for both periods is due to an increase in interest on advances from affiliates and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009. The decrease in property tax expense for both periods is due to an anticipated decrease in the assessed value of the property. The decrease in operating expenses for both periods is due to decreases in advertising expenses, insurance expense as a result of decreased hazard premiums, routine repair and maintenance expenses and clean up costs associated with minor water damage at the Partnership’s investment property. The decrease in operating expenses for the six month period is also due to decreases in salaries and related benefits and contract services at the Partnership’s investment property.

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

During May 2009, Village Green Apartments sustained damages of approximately $25,000 from a storm. No apartment units were damaged. The Partnership anticipates insurance proceeds to be received and that no loss will result from this event.  The damaged assets were fully depreciated.

The decrease in general and administrative expenses for both the three and six months ended June 30, 2009 is due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $28,000, compared to approximately $48,000 at June 30, 2008.  The decrease in cash and cash equivalents of approximately $1,000 from December 31, 2008 is due to approximately $182,000 of cash used in investing activities, partially offset by approximately $149,000 and $32,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2009, the Partnership completed approximately $160,000 of capital improvements at Village Green Apartments, consisting primarily of parking area improvements, kitchen and bath upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership.  The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,933,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,618,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019.  The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at June 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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