Form 10-Q
period 2009-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2009-11-16
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 19	$ 29
Receivables and deposits	59	69
Other assets	215	233
Investment property:
Land	125	125
Buildings and related personal property	5,902	5,653
	6,027	5,778
Less accumulated depreciation	(4,128)	(3,885)
	1,899	1,893
	$ 2,192	$ 2,224
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 37	$ 92
Tenant security deposit liabilities	42	49
Accrued property taxes	64	--
Other liabilities	139	135
Due to affiliates (Note B)	1,133	746
Mortgage notes payable	6,531	6,590
	7,946	7,612
Partners' Deficit
General partners	(1,598)	(1,583)
Limited partners (158,572 units issued and
outstanding)	(4,156)	(3,805)
	(5,754)	(5,388)
	$ 2,192	$ 2,224

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 315	$ 337	$ 957	$ 1,017
Other income	40	37	108	112
Total revenues	355	374	1,065	1,129

Expenses:
Operating	181	254	560	716
General and administrative	44	66	140	174
Depreciation	83	71	243	207
Interest	143	120	435	354
Property taxes	18	26	65	79
Total expenses	469	537	1,443	1,530

Casualty gain (Note C)	--	--	12	--

Net loss	$ (114)	$ (163)	$ (366)	$ (401)

Net loss allocated to general
partners (4%)	$ (5)	$ (6)	$ (15)	$ (16)
Net loss allocated to limited
partners (96%)	(109)	(157)	(351)	(385)
	$ (114)	$ (163)	$ (366)	$ (401)
Net loss per limited
partnership unit	$ (.69)	$ (.99)	$ (2.21)	$ (2.43)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital
contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2008	158,572	$(1,583)	$ (3,805)	$ (5,388)

Net loss for the nine months
ended September 30, 2009	--	(15)	(351)	(366)

Partners' deficit
at September 30, 2009	158,572	$(1,598)	$ (4,156)	$ (5,754)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (366)	$ (401)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	243	207
Amortization of loan costs	16	16
Casualty gain	(12)	--
Change in accounts:
Receivables and deposits	10	(6)
Other assets	2	(40)
Accounts payable	(17)	37
Tenant security deposit liabilities	(7)	4
Due to affiliates	127	71
Accrued property taxes	64	79
Other liabilities	4	(25)
Net cash provided by (used in) operating
activities	64	(58)

Cash flows from investing activities:
Property improvements and replacements	(287)	(343)
Insurance proceeds received	12	--
Net cash used in investing activities	(275)	(343)

Cash flows from financing activities:
Payments on mortgage notes payable	(59)	(55)
Advances from affiliate	260	306
Net cash provided by financing activities	201	251

Net decrease in cash and cash equivalents	(10)	(150)

Cash and cash equivalents at beginning of period	29	199
Cash and cash equivalents at end of period	$ 19	$ 49

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 353	$ 331
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 94

At December 31, 2008 and 2007, approximately $45,000 and $13,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $56,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $75,000 and $139,000 for the nine months ended September 30, 2009 and 2008, respectively.  These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $22,000 and $42,000, respectively. At September 30, 2009 and December 31, 2008, approximately $158,000 and $100,000, respectively, of such reimbursements were unpaid and included in due to affiliates on the accompanying consolidated balance sheets.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the nine months ended September 30, 2009 and 2008, no special management fees were paid as no distributions from cash flow from operations were made.

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

During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $260,000 and $306,000, respectively, to fund operations and capital expenditures at Village Green Apartments and Partnership expenses.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2009 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $69,000 and $7,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $975,000 and $646,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $31,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

During May 2009, Village Green Apartments sustained damages of approximately $25,000 from a storm. No apartment units were damaged. The Partnership anticipates insurance proceeds to be received and that no loss will result from this event.  The damaged assets were fully depreciated.

In August 2008, Village Green Apartments sustained damages from Tropical Storm Fay of approximately $109,000, including estimated clean up costs of approximately $30,000, which were included in operating expenses during the nine months ended September 30, 2008. These costs were not covered by insurance proceeds. The Partnership did not recognize a loss as the damaged assets were fully depreciated.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $6,884,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Village Green Apartments	94%	95%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2009 was approximately $114,000 and $366,000, respectively, compared to a net loss of approximately $163,000 and $401,000 for the three and nine months ended September 30, 2008, respectively. The decrease in net loss for the three and nine months ended September 30, 2009 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in net loss for the nine month period is also due to the recognition of a casualty gain during the nine months ended September 30, 2009.

The decrease in total expenses for both the three and nine months ended September 30, 2009 is due to decreases in operating, general and administrative and property tax expenses, partially offset by increases in depreciation and interest expenses. The decrease in operating expenses for both periods is due to decreases in insurance expense as a result of decreased hazard insurance premiums and clean up costs incurred due to damages incurred from Tropical Storm Fay in 2008 (as discussed below) and minor water damage at the Partnership’s investment property. The decrease in operating expenses for the nine month period is also due to decreases in advertising expenses, salaries and related benefits, routine repair and maintenance expense and contract services at the Partnership’s investment property. The decrease in property tax expense for both periods is due to a decrease in the assessed value of the property. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense for both periods is due to an increase in interest on advances from affiliates. The increase in interest expense for the nine month period is also due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009.

The decrease in general and administrative expenses for both the three and nine months ended September 30, 2009 is due to decreases in management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies, partially offset by an increase in costs associated with the annual tax returns required to be filed by the Partnership.

The decrease in total revenues for both the three and nine months ended September 30, 2009 is primarily due to a decrease in rental income. Other income remained relatively constant for the three and nine months ended September 30, 2009. The decrease in rental income for both periods is primarily due to a decrease in the average rental rate at Village Green Apartments, partially offset by a decrease in bad debt expense.

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

During May 2009, Village Green Apartments sustained damages of approximately $25,000 from a storm. No apartment units were damaged. The Partnership anticipates insurance proceeds to be received and that no loss will result from this event.  The damaged assets were fully depreciated.

In August 2008, Village Green Apartments sustained damages from Tropical Storm Fay of approximately $109,000, including estimated clean up costs of approximately $30,000, which were included in operating expenses during the nine months ended September 30, 2008. These costs were not covered by insurance proceeds. The Partnership did not recognize a loss as the damaged assets were fully depreciated.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $19,000, compared to approximately $29,000 at December 31, 2008.  The decrease in cash and cash equivalents of approximately $10,000 from December 31, 2008 is due to approximately $275,000 of cash used in investing activities, partially offset by approximately $201,000 and $64,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments.

During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $260,000 and $306,000, respectively, to fund operations and capital expenditures at Village Green Apartments and Partnership expenses.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2009 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $69,000 and $7,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $975,000 and $646,000, respectively, and is included in due to affiliates on the consolidated balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $249,000 of capital improvements at Village Green Apartments, consisting primarily of parking area improvements, kitchen and bath upgrades, air conditioning upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership.  The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,926,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,605,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019.  The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the nine months ended September 30, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at September 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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