Form 10-K
period 2009-12-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2010-04-09
CIK 317331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business.

Consolidated Capital Properties III (the "Partnership" or "Registrant") was organized on May 22, 1980 as a limited partnership under the California Uniform Limited Partnership Act.  Commencing November 25, 1980, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 120,000 units of limited partnership interest (the "Units"), with the general partner's right to increase the offering to 240,000 Units.  The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership.  The sale of Limited Partnership Units closed on December 17, 1981, with 158,945 Units sold at $500 each, or gross proceeds of $79,473,000 to the Partnership.  The original general partners contributed capital in the amount of $1,000 for a 4% interest in the Partnership.  At the request of certain Limited Partners and in accordance with its Partnership Agreement (herein so called), the Partnership has retired a total of 373 Units. The Partnership gave no consideration for these Units.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. The General Partner (as defined below) began marketing the Partnership’s remaining investment property for sale in 2010.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. At December 31, 2009, the Partnership owned one apartment complex. Prior to 2008, the Partnership disposed of twenty-nine properties, two of which were reacquired through foreclosure.  See "Item 2. Property" below for a description of the Partnership's remaining property.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Village Green
Apartments	$ 6,063	$ 4,210	3-30 yrs	S/L	$ 3,591

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Village Green
Apartments
1st mortgage	$2,918	7.54%	30 yrs	08/21	$2,343
2nd mortgage	3,592	5.93%	30 yrs	08/19	2,934
	$6,510				$5,277

(1)   Fixed rate mortgages.

(2)   See "Note C – Mortgage Notes Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the fixed rate loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Village Green Apartments	$ 8,315	$ 8,849	94%	95%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)

Village Green Apartments	$ 83	1.74%

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $289,000 of capital improvements at Village Green Apartments, consisting primarily of parking area improvements, air conditioning and kitchen and bath upgrades, appliance and floor covering replacements and construction related to the casualties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Partner Security Holder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, sold 158,945 Limited Partnership Units (the “Units”) aggregating $79,473,000.  In addition, the General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 4,145 holders of record owning an aggregate of 158,566 Units.  Affiliates of the General Partner owned 88,477.50 Units or 55.80% at December 31, 2009.

There were no distributions made to the partners during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.  See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 Units in the Partnership representing 55.80% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2009 was approximately $486,000, compared to a net loss of approximately $514,000 for the year ended December 31, 2008. The decrease in net loss for the year ended December 31, 2009 is due to a decrease in total expenses and the recognition of a casualty gain during 2009, partially offset by a decrease in total revenues.

The decrease in total expenses is due to decreases in operating, general and administrative and property tax expenses, partially offset by increases in depreciation and interest expenses. The decrease in operating expenses is due to decreases in advertising expense, routine repair and maintenance expense, contract services and insurance expense as a result of decreased hazard insurance premiums. Operating expenses also decreased due to clean up costs incurred in 2008 for damages from Tropical Storm Fay (as discussed below). The decrease in property tax expense is due to a decrease in the assessed value of the property. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense is due to an increase in interest on advances from affiliates due to a higher advance balance, the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009 and additional loan cost amortization in 2009.

General and administrative expenses decreased primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is primarily due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to a slight decrease in occupancy and a decrease in the average rental rate at Village Green Apartments, partially offset by a decrease in bad debt expense.

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

In August 2008, Village Green Apartments sustained damages from Tropical Storm Fay of approximately $109,000, including estimated clean up costs of approximately $30,000, which were included in operating expenses during the year ended December 31, 2008. These costs were not covered by insurance proceeds. The Partnership did not recognize a loss as the damaged assets were fully depreciated.

During May 2009, Village Green Apartments sustained damages of approximately $29,000 from a storm. No apartment units were damaged. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $6,000.  The damaged assets were fully depreciated.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $52,000, compared to approximately $29,000 at December 31, 2008.  The increase in cash and cash equivalents of approximately $23,000 from December 31, 2008 is due to approximately $290,000 and $45,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $312,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $370,000 and $624,000, respectively, to fund operations, property taxes and capital expenditures at Village Green Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $99,000 and $22,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,115,000 and $646,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership.  The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,918,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,592,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019. Since the Partnership’s term will expire on December 31, 2010 and the term cannot be extended, the General Partner began marketing its investment property, Village Green Apartments, again for sale in 2010. The Partnership has previously marketed the property for sale as recently as 2009; however, the General Partner was unsuccessful in its efforts to sell the property. There can be no assurance that the General Partner will be successful in its attempt to sell the property during 2010.

There were no distributions made to the partners during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 Units in the Partnership representing 55.80% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data.

CONSOLIDATED CAPITAL PROPERTIES III

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

      Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

      Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties III

We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties III as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties III at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the financial statements, the Partnership Agreement provides for the Partnership to terminate December 31, 2010.  This raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

April 9, 2010

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 52	$ 29
Receivables and deposits	62	69
Other assets	164	233
Investment property (Notes C and E):
Land	125	125
Buildings and related personal property	5,938	5,653
	6,063	5,778
Less accumulated depreciation	(4,210)	(3,885)
	1,853	1,893
	$ 2,131	$ 2,224
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 25	$ 92
Tenant security deposit liabilities	42	49
Other liabilities	139	135
Due to affiliates (Note B)	1,289	746
Mortgage notes payable (Note C)	6,510	6,590
	8,005	7,612
Partners' Deficit
General partner	(1,602)	(1,583)
Limited partners (158,566 units issued and
outstanding)	(4,272)	(3,805)
	(5,874)	(5,388)
	$ 2,131	$ 2,224

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 1,265	$ 1,357
Other income	146	148
Total revenues	1,411	1,505

Expenses:
Operating	715	903
General and administrative	175	229
Depreciation	329	284
Interest	609	485
Property taxes	87	118
Total expenses	1,915	2,019

Casualty gain (Note F)	18	--

Net loss (Note D)	$ (486)	$ (514)

Net loss allocated to general partner (4%)	$ (19)	$ (21)
Net loss allocated to limited partners (96%)	(467)	(493)
	$ (486)	$ (514)

Net loss per limited partnership unit	$ (2.94)	$ (3.11)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	158,945	$ 1	$79,473	$79,474

Partners’ deficit at
December 31, 2007	158,572	$(1,562)	$(3,312)	$(4,874)

Net loss for the year ended
December 31, 2008	--	(21)	(493)	(514)

Partners’ deficit at
December 31, 2008	158,572	(1,583)	(3,805)	(5,388)

Abandoned units (Note A)	(6)	--	--	--

Net loss for the year ended
December 31, 2009	--	(19)	(467)	(486)

Partners’ deficit at
December 31, 2009	158,566	$(1,602)	$(4,272)	$(5,874)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (486)	$ (514)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	329	284
Casualty gain	(18)	--
Amortization of loan costs	50	21
Change in accounts:
Receivables and deposits	7	(2)
Other assets	19	(4)
Accounts payable	(26)	21
Tenant security deposit liabilities	(7)	2
Due to affiliates	173	122
Other liabilities	4	(35)
Net cash provided by (used in) operating activities	45	(105)

Cash flows from investing activities:
Property improvements and replacements	(330)	(615)
Insurance proceeds received	18	--
Net cash used in investing activities	(312)	(615)

Cash flows from financing activities:
Payments on mortgage notes payable	(80)	(74)
Advances from affiliate	370	624
Net cash provided by financing activities	290	550

Net increase (decrease) in cash and cash equivalents	23	(170)

Cash and cash equivalents at beginning of year	29	199
Cash and cash equivalents at end of year	$ 52	$ 29

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 462	$ 441
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 4	$ 45

At December 31, 2007, approximately $13,000 of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties III, a California limited partnership (the "Partnership" or "Registrant") was formed on May 22, 1980, to acquire and operate commercial and residential properties.  The general partner responsible for management of the Partnership's business is ConCap Equities, Inc. (the "General Partner" or "CEI").  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As of December 31, 2009, the Partnership owned one residential property in Florida.

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

Going Concern: The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2010 and the term cannot be extended, the General Partner began marketing its investment property, Village Green Apartments, for sale in 2010.  However, there can be no assurance that the General Partner will be successful in its attempt to sell the property during 2010. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of ConCap Village Green Associates, Ltd.  The Partnership owns a 99% interest in this partnership, and it has the ability to control the major operating and financial policies of this partnership.  All intercompany transactions have been eliminated.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Net loss per limited partnership unit ("Unit") is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 158,572 Units outstanding for both 2009 and 2008.

Abandoned Units: During the year ended December 31, 2009, the number of Units decreased by 6 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $36,000 and zero at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $6,858,000.

Deferred Costs: Loan costs of approximately $289,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $151,000 and $101,000, respectively, are included in other assets. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements.  As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets.  The Partnership term expires December 31, 2010, which is prior to the maturity of the mortgage notes payable.  The General Partner unsuccessfully pursued extending the Partnership term. Therefore, the Partnership determined that the loan costs should be amortized over the remaining life of the Partnership. Prior to the change in estimate, the loan costs would have been fully amortized in 2021, the date the mortgage notes payable mature.  The effect of this change was to increase 2009 amortization expense by approximately $29,000, increase 2009 net loss by approximately $29,000 and increase net loss per limited partnership unit by $0.17.   Amortization expense was approximately $50,000 and $21,000 for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense. Amortization expense is expected to be approximately $138,000 for 2010.

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

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10, “Segment Reporting”, also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $38,000 and $51,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expense.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $75,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $206,000 for the years ended December 31, 2009 and 2008, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $27,000 and $74,000, respectively. At December 31, 2009 and 2008, approximately $174,000 and $100,000, respectively, of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the years ended December 31, 2009 and 2008, no special management fees were paid as no distributions from cash flow from operations were made.

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

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $370,000 and $624,000, respectively, to fund operations, property taxes and capital expenditures at Village Green Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $99,000 and $22,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,115,000 and $646,000, respectively, and is included in due to affiliates. Subsequent to December 31, 2009, the General Partner advanced the Partnership approximately $45,000 to fund operations at Village Green Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $31,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 Units in the Partnership representing 55.80% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date(1)	Maturity
	(in thousands)					(in thousands)
Village Green
Apartments
1st mortgage	$2,918	$2,948	$ 21	7.54%	08/21	$2,343
2nd mortgage	3,592	3,642	22	5.93%	08/19	2,934
	$6,510	$6,590	$ 43			$5,277

(1)   Maturity dates of the mortgage notes payable extend beyond the termination date of the Partnership which is December 31, 2010.

The fixed rate mortgage notes payable are nonrecourse and are secured by pledge of the Partnership’s property and by pledge of revenues from the rental property. Also, the loans require prepayment penalties if repaid prior to maturity and prohibit resale of the property subject to existing indebtedness.

While the Partnership termination date is December 31, 2010, scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 85
2011	91
2012	97
2013	103
2014	110
Thereafter	6,024
$6,510

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2009	2008

Net loss as reported	$ (486)	$ (514)
Add (deduct):
Deferred revenue and other liabilities	(5)	5
Depreciation differences	83	(213)
Other	28	(52)
Federal taxable loss	$ (380)	$ (774)
Federal taxable loss per
limited partnership unit (1)	$ .76	$ (4.17)

(1)   For 2009 and 2008, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2009 and 2008 (in thousands):

	2009	2008
Net liabilities as reported	$(5,874)	$(5,388)
Differences in basis of assets and liabilities
Investment property at cost	(2,263)	2,378
Accumulated depreciation	4,001	(727)
Other assets and liabilities	136	116
Syndication costs	8,692	8,692
Net assets – Federal tax basis	$ 4,692	$ 5,071

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Village Green Apartments	$ 6,510	$ 125	$ 2,375	$ 3,563

Gross Amount At Which Carried
At December 31, 2009
(in thousands)
Buildings
And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
(in thousands)
Village Green Apartments	$ 125	$ 5,938	$ 6,063	$ 4,210	12/20/91	3-30 yrs

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 5,778	$ 5,195
Property improvements	289	647
Disposal of property	(4)	(64)
Balance at end of year	$ 6,063	$ 5,778

Accumulated Depreciation
Balance at beginning of year	$ 3,885	$ 3,665
Additions charged to expense	329	284
Disposal of property	(4)	(64)
Balance at end of year	$ 4,210	$ 3,885

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $3,800,000 and $8,156,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $209,000 and $4,612,000, respectively.

Note F – Casualty Event

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

In August 2008, Village Green Apartments sustained damages from Tropical Storm Fay of approximately $109,000, including estimated clean up costs of approximately $30,000, which were included in operating expenses during the year ended December 31, 2008. These costs were not covered by insurance proceeds. The Partnership did not recognize a loss as the damaged assets were fully depreciated.

During May 2009, Village Green Apartments sustained damages of approximately $29,000 from a storm. No apartment units were damaged. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $6,000.  The damaged assets were fully depreciated.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009.

Entity	Number of Units	Percentage

AIMCO Bethesda Holdings, Inc.
(an affiliate of AIMCO)	88,477.50	55.80%

AIMCO Bethesda Holdings, Inc. is indirectly ultimately controlled by AIMCO and its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $75,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $206,000 for the years ended December 31, 2009 and 2008, respectively. These amounts are included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.  The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $27,000 and $74,000, respectively. At December 31, 2009 and 2008, approximately $174,000 and $100,000, respectively, of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the years ended December 31, 2009 and 2008, no special management fees were paid as no distributions from cash flow from operations were made.

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

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $370,000 and $624,000, respectively, to fund operations, property taxes and capital expenditures at Village Green Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $99,000 and $22,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,115,000 and $646,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. Subsequent to December 31, 2009, the General Partner advanced the Partnership approximately $45,000 to fund operations at Village Green Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $31,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 Units in the Partnership representing 55.80% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $38,000 and $41,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $9,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

      Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

      Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: April 9, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: April 9, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 9, 2010
Stephen B. Waters	Accounting

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