Form 10-Q
period 2010-03-31
CONSOLIDATED CAPITAL PROPERTIES III
filed 2010-05-17
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 49	$ 52
Receivables and deposits	58	62
Other assets	170	164
Investment property:
Land	125	125
Buildings and related personal property	5,997	5,938
	6,122	6,063
Less accumulated depreciation	(4,297)	(4,210)
	1,825	1,853
	$ 2,102	$ 2,131
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 95	$ 25
Tenant security deposit liabilities	38	42
Accrued property taxes	22	--
Other liabilities	141	139
Due to affiliates (Note B)	1,341	1,289
Mortgage notes payable	6,490	6,510
	8,127	8,005
Partners' Deficit
General partner	(1,608)	(1,602)
Limited partners (158,566 units issued and
outstanding)	(4,417)	(4,272)
	(6,025)	(5,874)
	$ 2,102	$ 2,131

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Rental income	$ 306	$ 318
Other income	38	33
Total revenues	344	351

Expenses:
Operating	169	179
General and administrative	40	53
Depreciation	87	79
Interest	177	135
Property taxes	22	30
Total expenses	495	476

Casualty gain (Note C)	--	12

Net loss	$ (151)	$ (113)

Net lossallocated to general partner (4%)	$ (6)	$ (5)
Net lossallocated to limited partners (96%)	(145)	(108)
	$ (151)	$ (113)

Net loss per limited partnership unit	$ (0.91)	$ (0.68)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2009	158,566	$(1,602)	$ (4,272)	$ (5,874)

Net loss for the three
months ended March 31, 2010	--	(6)	(145)	(151)

Partners' deficit
at March 31, 2010	158,566	$(1,608)	$ (4,417)	$ (6,025)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (151)	$ (113)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	87	79
Amortization of loan costs	34	5
Casualty gain	--	(12)
Bad debt expense	6	10
Change in accounts:
Receivables and deposits	(2)	(9)
Other assets	(40)	(20)
Due to affiliates	52	51
Accounts payable	58	32
Tenant security deposit liabilities	(4)	(3)
Accrued property taxes	22	30
Other liabilities	2	(1)
Net cash provided by operating activities	64	49

Cash flows from investing activities:
Insurance proceeds received	--	12
Property improvements and replacements	(47)	(88)
Net cash used in investing activities	(47)	(76)

Cash flows from financing activities:
Payments on mortgage notes payable	(20)	(20)
Advances from affiliate	--	70
Net cash (used in) provided by financing
activities	(20)	50

Net (decrease) increase in cash and cash equivalents	(3)	23
Cash and cash equivalents at beginning of period	52	29
Cash and cash equivalents at end of period	$ 49	$ 52

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 108	$ 109
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 16	$ 7

At December 31, 2009 and 2008, approximately $4,000 and $45,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Going Concern: The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2010 and the term cannot be extended, the General Partner began marketing its investment property, Village Green Apartments, for sale in 2010.  However, there can be no assurance that the General Partner will be successful in its attempt to sell the property during 2010. The 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $17,000 and $18,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 and $38,000 for the three months ended March 31, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $3,000 and $7,000, respectively. At March 31, 2010 and December 31, 2009, approximately $194,000 and $174,000, respectively, of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the three months ended March 31, 2010 and 2009, no special management fees were paid as no distributions from cash flow from operations were made.

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

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $70,000 to fund operations at Village Green Apartments. There were no advances to the Partnership during the three months ended March 31, 2010.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2010 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $32,000 and $19,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,147,000 and $1,115,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $74,000 to fund operations at Village Green Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $27,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $31,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

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

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $6,831,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Village Green Apartments	97%	92%
Altamonte Springs, Florida

The Partnership attributes the increase in occupancy at Village Green Apartments to increased marketing efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2010 was approximately $151,000 compared to a net loss of approximately $113,000 for the three months ended March 31, 2009. The increase in net loss is due to an increase in total expenses, a decrease in total revenues and the recognition of a casualty gain during the three months ended March 31, 2009.

The increase in total expenses is due to increases in depreciation and interest expenses, partially offset by decreases in operating, general and administrative and property tax expenses. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense is due to an increase in interest on advances from affiliates due to a higher advance balance and additional loan cost amortization. The decrease in operating expenses is due to decreases in routine repair and maintenance expense and insurance expense as a result of decreased hazard insurance premiums, partially offset by an increase in advertising expense. The decrease in property tax expense is due to a decrease in the assessed value of the property.

General and administrative expenses decreased primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is primarily due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at Village Green Apartments and a decrease in bad debt expense. The increase in other income is primarily due to an increase in resident utility reimbursements.

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $49,000, compared to approximately $52,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $3,000 from December 31, 2009 is due to approximately $47,000 and $20,000 of cash used in investing and financing activities, respectively, partially offset by approximately $64,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Village Green Apartments.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $70,000 to fund operations at Village Green Apartments. There were no advances to the Partnership during the three months ended March 31, 2010. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2010 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $32,000 and $19,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,147,000 and $1,115,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $74,000 to fund operations at Village Green Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2010, the Partnership completed approximately $59,000 of capital improvements at Village Green Apartments, consisting primarily of kitchen and bath upgrades and appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. If cash flows are insufficient for the Partnership to meet its obligations in 2010, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,910,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,580,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019. Since the Partnership’s term will expire on December 31, 2010 and the term cannot be extended, the General Partner began marketing its investment property, Village Green Apartments, for sale in 2010. The Partnership has previously marketed the property for sale as recently as 2009; however, the General Partner was unsuccessful in its efforts to sell the property. There can be no assurance that the General Partner will be successful in its attempt to sell the property during 2010.

There were no distributions made to the partners during the three months ended March 31, 2010 or 2009.  Future cash distributions will depend on the levels of net cash generated from operations and property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and change in interest rates and the availability of financing.  Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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