Form 10-Q
period 2010-06-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2010-08-11
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets:
Cash and cash equivalents	$ 31	$ 52
Receivables and deposits	52	62
Other assets	126	164
Investment property:
Land	125	125
Buildings and related personal property	6,032	5,938
	6,157	6,063
Less accumulated depreciation	(4,384)	(4,210)
	1,773	1,853
	$ 1,982	$ 2,131
Liabilities and Partners' Deficit
Liabilities:
Accounts payable	$ 10	$ 25
Tenant security deposit liabilities	36	42
Accrued property taxes	45	--
Other liabilities	128	139
Due to affiliates (Note B)	1,472	1,289
Mortgage notes payable	6,469	6,510
	8,160	8,005
Partners' Deficit
General partner	(1,614)	(1,602)
Limited partners (158,566 units issued and
outstanding)	(4,564)	(4,272)
	(6,178)	(5,874)
	$ 1,982	$ 2,131

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 301	$ 324	$ 607	$ 642
Other income	35	35	73	68
Total revenues	336	359	680	710

Expenses:
Operating	152	200	321	379
General and administrative	46	43	86	96
Depreciation	87	81	174	160
Interest	181	157	358	292
Property taxes	23	17	45	47
Total expenses	489	498	984	974

Casualty gain (Note C)	--	--	--	12

Net loss	$ (153)	$ (139)	$ (304)	$ (252)

Net loss allocated to general
partner (4%)	$ (6)	$ (5)	$ (12)	$ (10)
Net loss allocated to limited
partners (96%)	(147)	(134)	(292)	(242)
	$ (153)	$ (139)	$ (304)	$ (252)

Net loss per limited partnership unit	$ (0.93)	$ (0.85)	$ (1.84)	$ (1.53)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2009	158,566	$(1,602)	$ (4,272)	$ (5,874)

Net loss for the six months
ended June 30, 2010	--	(12)	(292)	(304)

Partners' deficit
at June 30, 2010	158,566	$(1,614)	$ (4,564)	$ (6,178)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (304)	$ (252)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	174	160
Amortization of loan costs	69	10
Casualty gain	--	(12)
Bad debt expense	8	13
Change in accounts:
Receivables and deposits	2	(7)
Other assets	(31)	(9)
Accounts payable	(13)	--
Tenant security deposit liabilities	(6)	(1)
Due to affiliates	109	82
Accrued property taxes	45	47
Other liabilities	(11)	1
Net cash provided by operating activities	42	32

Cash flows from investing activities:
Insurance proceeds received	--	12
Property improvements and replacements	(96)	(194)
Net cash used in investing activities	(96)	(182)

Cash flows from financing activities:
Payments on mortgage notes payable	(41)	(39)
Advances from affiliate	74	188
Net cash provided by financing activities	33	149

Net decrease in cash and cash equivalents	(21)	(1)

Cash and cash equivalents at beginning of period	52	29
Cash and cash equivalents at end of period	$ 31	$ 28

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 217	$ 244
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 2	$ 11

At December 31, 2009 and 2008, approximately $4,000 and $45,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Investment Property: On May 24, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Village Green Apartments. On May 26, 2010, the purchaser terminated the sales contract. On July 16, 2010, the contract was amended and reinstated at a sales price of $7,450,000 with the purchaser assuming the mortgage notes payable of the Partnership. The sale of the property is projected to close during the third quarter of 2010. The Partnership has determined that certain held for sale criteria have not been met at June 30, 2010 and therefore continues to report the assets and liabilities of its investment property as held for investment and its operations as continuing operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $35,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $49,000 for the six months ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $5,000 and $13,000, respectively. At June 30, 2010 and December 31, 2009, approximately $216,000 and $174,000, respectively, of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the six months ended June 30, 2010 and 2009, no special management fees were paid as no distributions from cash flow from operations were made.

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

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $74,000 and $188,000, respectively, to fund operations at Village Green Apartments and Partnership expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2010 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $67,000 and $42,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,256,000 and $1,115,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $31,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Event

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

In May 2009, Village Green Apartments sustained damages of approximately $29,000 from a storm. No apartment units were damaged. The Partnership recognized a casualty gain of approximately $6,000 during the fourth quarter of 2009 as a result of the receipt of insurance proceeds of approximately $6,000. The damaged assets were fully depreciated.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $6,985,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Village Green Apartments	96%	93%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $153,000 and $304,000, respectively, compared to a net loss of approximately $139,000 and $252,000, for the three and six months ended June 30, 2009, respectively. The increase in net loss for the three months ended June 30, 2010 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The increase in net loss for the six months ended June 30, 2010 is due to a decrease in total revenues, an increase in total expenses and the recognition of a casualty gain during 2009.

The decrease in total revenues for both the three and six months ended June 30, 2010 is due to a decrease in rental income. The decrease in total revenues for the six months ended June 30, 2010 is partially offset by an increase in other income. Other income remained relatively constant for the three months ended June 30, 2010. The decrease in rental income for both the three and six months ended June 30, 2010 is primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at Village Green Apartments and a decrease in bad debt expense. The increase in other income for the six months ended June 30, 2010 is primarily due to an increase in cleaning and damage fees.

The decrease in total expenses for the three months ended June 30, 2010 is primarily due to a decrease in operating expenses, partially offset by increases in depreciation, interest and property tax expenses. General and administrative expenses remained relatively constant for the three months ended June 30, 2010. The increase in total expenses for the six months ended June 30, 2010 is primarily due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses. Property tax expense remained relatively constant for the six months ended June 30, 2010. The decrease in operating expenses for both periods is due to decreases in salaries and related benefits and routine repair and maintenance expenses. The decrease in operating expenses for the six months ended June 30, 2010 is also due to a decrease in insurance expense as a result of decreased hazard insurance premiums. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense for both periods is due to an increase in interest on advances from affiliates due to a higher advance balance and additional loan cost amortization, partially offset by the payment in 2009 of interest incurred in connection with the escheatment of unclaimed distributions. The increase in property tax expense for the three months ended June 30, 2010 is due to an adjustment recorded during the three months ended June 30, 2009 based on a decrease in the assessed value of the property.

General and administrative expenses decreased for the six months ended June 30, 2010 primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are management reimbursements charged by the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In July 2008, Village Green Apartments sustained damages of approximately $22,000 to a concrete wall. No apartment units were damaged.  During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $12,000 as a result of the receipt of insurance proceeds of approximately $12,000. The damaged assets were fully depreciated.

In May 2009, Village Green Apartments sustained damages of approximately $29,000 from a storm. No apartment units were damaged. The Partnership recognized a casualty gain of approximately $6,000 during the fourth quarter of 2009 as a result of the receipt of insurance proceeds of approximately $6,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $31,000, compared to approximately $52,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $21,000 from December 31, 2009 is due to approximately $96,000 of cash used in investing activities, partially offset by approximately $42,000 and $33,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments.

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $74,000 and $188,000, respectively, to fund operations at Village Green Apartments and Partnership expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2010 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $67,000 and $42,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,256,000 and $1,115,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2010, the Partnership completed approximately $94,000 of capital improvements at Village Green Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. If cash flows are insufficient for the Partnership to meet its obligations in 2010, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,902,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,567,000 requires monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019. Since the Partnership’s term will expire on December 31, 2010 and the term cannot be extended, the General Partner began marketing its investment property, Village Green Apartments, for sale in 2010. On May 24, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Village Green Apartments. On May 26, 2010, the purchaser terminated the sales contract. On July 16, 2010, the contract was amended and reinstated at a sales price of $7,450,000 with the purchaser assuming the mortgage notes payable of the Partnership. The sale of the property is projected to close during the third quarter of 2010. However, there can be no assurance that the General Partner will be successful in its attempt to sell the property during 2010.

There were no distributions made to the partners during the six months ended June 30, 2010 or 2009.  Future cash distributions will depend on the levels of net cash generated from operations and property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at June 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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

10.62       Purchase and Sale Contract, dated May 24, 2010 between Concap Village Green Associates, Ltd., a Texas limited partnership, and Harbor Group International, LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2010.

10.63       First Amendment to Purchase and Sale Contract, dated May 26, 2010 between Concap Village Green Associates, Ltd., a Texas limited partnership, and Harbor Group International, LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2010.

10.64       Reinstatement of and Second Amendment to Purchase and Sale Contract, dated July 16, 2010 between Concap Village Green Associates, Ltd., a Texas limited partnership, and Harbor Group International, LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010.

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