Form 10-Q
period 2010-09-30
CONSOLIDATED CAPITAL PROPERTIES III
filed 2010-11-15
CIK 317331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 37	$ 52
Receivables and deposits	60	62
Other assets	81	164
Investment property:
Land	125	125
Buildings and related personal property	6,071	5,938
	6,196	6,063
Less accumulated depreciation	(4,471)	(4,210)
	1,725	1,853
	$ 1,903	$ 2,131
Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable	$ 15	$ 25
Tenant security deposit liabilities	37	42
Accrued property taxes	52	--
Other liabilities	131	139
Due to affiliates (Note B)	1,531	1,289
Mortgage notes payable	6,447	6,510
	8,213	8,005
Partners' Deficit
General partner	(1,619)	(1,602)
Limited partners (158,566 units issued and
outstanding)	(4,691)	(4,272)
	(6,310)	(5,874)
	$ 1,903	$ 2,131

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations
Revenues:
Rental income	297	315	904	957
Other income	44	40	117	108
Total revenues	341	355	1,021	1,065

Expenses:
Operating	158	181	479	560
General and administrative	38	44	124	140
Depreciation	87	83	261	243
Interest	182	143	540	435
Property taxes	8	18	53	65
Total expenses	473	469	1,457	1,443

Casualty gain (Note C)	--	--	--	12

Net loss	$ (132)	$ (114)	$ (436)	$ (366)

Net loss allocated to general
partner (4%)	$ (5)	$ (5)	$ (17)	$ (15)
Net loss allocated to limited
partners (96%)	(127)	(109)	(419)	(351)
	$ (132)	$ (114)	$ (436)	$ (366)
Net loss per limited partnership
unit	$ (.80)	$ (.69)	$ (2.64)	$ (2.21)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	158,945	$ 1	$ 79,473	$ 79,474

Partners' deficit
at December 31, 2009	158,566	$(1,602)	$ (4,272)	$ (5,874)

Net loss for the nine months
ended September 30, 2010	--	(17)	(419)	(436)

Partners' deficit
at September 30, 2010	158,566	$(1,619)	$ (4,691)	$ (6,310)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (436)	$ (366)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	261	243
Amortization of loan costs	103	16
Casualty gain	--	(12)
Change in accounts:
Receivables and deposits	2	10
Other assets	(20)	2
Accounts payable	(9)	(17)
Tenant security deposit liabilities	(5)	(7)
Due to affiliates	168	127
Accrued property taxes	52	64
Other liabilities	(8)	4
Net cash provided by operating activities	108	64

Cash flows from investing activities:
Property improvements and replacements	(134)	(287)
Insurance proceeds received	--	12
Net cash used in investing activities	(134)	(275)

Cash flows from financing activities:
Payments on mortgage notes payable	(63)	(59)
Advances from affiliate	74	260
Net cash provided by financing activities	11	201

Net decrease in cash and cash equivalents	(15)	(10)

Cash and cash equivalents at beginning of period	52	29
Cash and cash equivalents at end of period	$ 37	$ 19

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 325	$ 353
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 3	$ 7

At December 31, 2009 and 2008, approximately $4,000 and $45,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the general partner of the Partnership, ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Partnership Termination: The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2010 and the term cannot be extended, the General Partner began marketing its investment property, Village Green Apartments, for sale in 2010. On October 20, 2010, the Partnership sold Village Green Apartments to an unaffiliated third party for a total sales price of $7,450,000 with the purchaser assuming the mortgage notes payable of the Partnership.

The accompanying consolidated statements of discontinued operations for the three and nine months ended September 30, 2010 and 2009 reflect the operations of Village Green Apartments as loss from discontinued operations and the balance sheets as of September 30, 2010 and December 31, 2009 reflect the assets and liabilities of Village Green Apartments as held for sale, as the Partnership determined that the held for sale criteria were met at September 30, 2010.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $50,000 and $52,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $63,000 and $75,000 for the nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $7,000 and $22,000, respectively. At September 30, 2010 and December 31, 2009, approximately $237,000 and $174,000, respectively, of such reimbursements were owed to affiliates of the General Partner and are included in due to affiliates. Subsequent to September 30, 2010, the Partnership paid the amounts due to affiliates of the General Partner.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services.  During the nine months ended September 30, 2010 and 2009, no special management fees were paid as no distributions from cash flow from operations were made.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a commission equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a commission of $108,000 to the General Partner related to the sale of Professional Plaza in 1999.  This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. Subsequent to September 30, 2010, the General Partner returned the $108,000 previously paid by the Partnership as it was determined that the limited partners would not receive the level of return specified in the Partnership Agreement.

During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $74,000 and $260,000, respectively, to fund operations and capital expenditures at Village Green Apartments and Partnership expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2010 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $105,000 and $69,000 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,294,000 and $1,115,000, respectively, and is included in due to affiliates. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P. (as further discussed in Note F). For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $31,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

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

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $7,360,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of discontinued operations.

Note F – Subsequent Event – Sale of Investment Property

On October 20, 2010, the Partnership sold Village Green Apartments, its sole remaining investment property, to an unaffiliated third party for a total sales price of $7,450,000. The net proceeds realized by the Partnership were approximately $495,000 after payment of closing costs and a prepayment penalty of approximately $515,000 and the assumption of the mortgages encumbering the property of approximately $6,440,000 by the buyer. The Partnership agreed to pay a prepayment penalty of approximately $357,000 applicable to reducing the mortgage loans to a stipulated amount in the loan assumption agreement. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership anticipates recognizing a gain, during the fourth quarter of 2010, of approximately $5,177,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the fourth quarter of 2010, of approximately $151,000 as a result of the write off of unamortized loan costs. Due to the sale of its sole investment property, the Partnership expects to liquidate by September 30, 2011.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Village Green Apartments	97%	94%
Altamonte Springs, Florida

The Partnership attributes the increase in occupancy at Village Green Apartments to increased marketing efforts.

Results of Operations

The statements of discontinued operations for both the three and nine months ended September 30, 2010 and 2009 are presented to reflect the operations of Village Green Apartments as discontinued operations. On October 20, 2010, the Partnership sold Village Green Apartments to an unaffiliated third party for a total sale price of $7,450,000. The respective assets and liabilities of Village Green Apartments are classified as held for sale as of September 30, 2010 and December 31, 2009.

The Partnership recognized losses from discontinued operations of approximately $132,000 and $436,000 for the three and nine months ended September 30, 2010, respectively, and approximately $114,000 and $366,000 for the three and nine months ended September 30, 2009, respectively. The increase in loss from discontinued operations for the three months ended September 30, 2010 is due to a decrease in total revenues and an increase in total expenses. The increase in loss from discontinued operations for the nine months ended September 30, 2010 is due to a decrease in total revenues, an increase in total expenses and the recognition of a casualty gain during the nine months ended September 30, 2009.

The decrease in total revenues for both the three and nine months ended September 30, 2010 is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income for both periods is primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at Village Green Apartments. The increase in other income for both periods is primarily due to an increase in tenant utility reimbursements.

The increase in total expenses for both the three and nine months ended September 30, 2010 is due to increases in depreciation and interest expenses, partially offset by decreases in operating, general and administrative and property tax expenses. The decrease in operating expenses for both periods is due to decreases in salaries and related benefits, routine repair and maintenance expenses, contract services and cleanup costs incurred in 2009 due to minor water damage at the Partnership’s investment property. The decrease in operating expenses for the nine month period is also due to a decrease in insurance expense as a result of decreased hazard insurance premiums at the Partnership’s investment property. The decrease in property tax expense for both periods is due to an adjustment recorded during the three months ended September 30, 2010, based on a decrease in the assessed value of the property. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense for both periods is due to an increase in interest on advances from affiliates due to a higher advance balance and additional loan cost amortization. The increase in interest expense for the nine months ended September 30, 2010 is partially offset by the payment in 2009 of interest incurred in connection with the escheatment of unclaimed distributions.

General and administrative expenses decreased for the nine months ended September 30, 2010 primarily due to a decrease in professional expenses associated with the administration of the Partnership. General and administrative expenses also decreased for the three and nine months ended September 30, 2010 due to a decrease in costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements charged by the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $37,000, compared to approximately $52,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $15,000 from December 31, 2009 is due to approximately $134,000 of cash used in investing activities, partially offset by approximately $108,000 and $11,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering Village Green Apartments.

During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $74,000 and $260,000, respectively, to fund operations and capital expenditures at Village Green Apartments and Partnership expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2010 ranged from 5.77% to 12.81%. Interest expense on advances was approximately $105,000 and $69,000 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,294,000 and $1,115,000, respectively, and is included in due to affiliates. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the nine months ended September 30, 2010, the Partnership completed approximately $133,000 of capital improvements at Village Green Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner. On October 20, 2010, the Partnership sold Village Green Apartments to an unaffiliated third party.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of repayment of amounts due to affiliates) of the Partnership. The first mortgage indebtedness encumbering the Partnership’s property of approximately $2,894,000 required monthly payments of principal and interest and a balloon payment of approximately $2,343,000 due at maturity in 2021. The second mortgage indebtedness encumbering the Partnership’s property of approximately $3,553,000 required monthly payments of principal and interest and a balloon payment of approximately $2,934,000 due at maturity in 2019. In connection with the sale of the property on October 20, 2010, the mortgages were assumed by the buyer.

There were no distributions made to the partners during the nine months ended September 30, 2010 or 2009.  The General Partner has evaluated the cash requirements of the Partnership and determined that the net sales proceeds and any other remaining cash will be used to repay outstanding payables to an affiliate of the General Partner. No distribution to partners is anticipated.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 88,477.50 limited partnership units (the "Units") in the Partnership representing 55.80% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 55.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL PROPERTIES III

By: CONCAP EQUITIES, INC.
General Partner

Date: November 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 15, 2010	By: /s/Stephen B. Waters
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

10.65       Reinstatement of and Third Amendment to Purchase and Sale Contract, dated October 5, 2010 between Concap Village Green Associates, Ltd., a Texas limited partnership and Village Green Gardens Associates, LLC, a Virginia limited liability company, as assignee of Harbor Group International, LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 5, 2010.

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